Form 10-Q
period 2016-03-31
KLR Energy Acquisition Corp.
filed 2016-05-09
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37712

KLR Energy Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5500436
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

811 Main Street

18th Floor

Houston, Texas 77002

(Address of principal executive offices)

(713) 654-8080

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of May 6, 2016, 2,046,330 shares of Class F common stock, par value $0.0001 per share, and 8,185,320 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

 KLR ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLR ENERGY ACQUISITION CORP.

BALANCE SHEET
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$677,618	$105,953
Prepaid expenses	25,700	-
Total current assets	703,318	105,953
Deferred offering costs associated with initial public offering	-	113,500
Cash and marketable securities held in Trust Account	85,127,329	-
Total assets	$85,830,647	$219,453

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$31,640	$8,643
Accounts payable - related party	46	20,522
Notes payable to related party	275,000	175,000
Total current liabilities	306,686	204,165
Deferred underwriting commission	46,330	-
Total liabilities	353,016	204,165

Commitments
Class A common stock, $0.0001 par value; 7,738,233 and -0- shares are subject to possible redemption at March 31, 2016 and December 31, 2015, respectively	80,477,623	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 447,087 and -0- shares issued and outstanding (excluding 7,738,233 and -0- shares subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	45	-
Class F common stock, $0.0001 par value; 6,000,000 shares authorized; 2,046,330 and 3,737,500 (1) shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	205	374
Additional paid-in capital	5,132,799	24,626
Accumulated deficit	(133,041)	(9,712)
Total Stockholders' Equity	5,000,008	15,288
Total Liabilities and Stockholders' Equity	$85,830,647	$219,453

(1) This number includes an aggregate of 253,670 shares forfeited upon consummation of the partial exercise of over-allotment option by the underwriters on March 21, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP.

Statements of Operations

(Unaudited)

For the Three Months Ended
March 31, 2016
General and administrative expenses	$123,329
Net loss	$(123,329)

Weighted average shares outstanding, basic and diluted (1)	4,214,944

Basic and diluted net loss per share	(0.03)

(1) This number excludes an aggregate of 7,738,233 shares subject to possible redemption during the period for the three months ended March 31, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2016
Cash Flows from Operating Activities
Net loss	$(123,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(25,700)
Accounts payable	22,997
Accounts payable - related party	(20,476)
Net cash used in operating activities	(146,508)

Cash Flows from Investing Activities
Principal deposited in trust account	(85,127,329)
Net cash used in investing activities	(85,127,329)

Cash Flows from Financing Activities
Proceeds received from note payable to related party	100,000
Proceeds from initial public offering, net of offering costs	79,438,873
Proceeds from private placement	6,306,629
Net cash provided by financing activities	85,845,502

Net increase in cash and cash equivalents	571,665

Cash and cash equivalents - beginning of the period	105,953
Cash and cash equivalents - ending of the period	$677,618

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs reclassified to equity	$113,500
Value of Class A common stock subject to possible redemption	$80,477,623
Deferred underwriting commissions	$46,330

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

Note 1 - Organization, Plan of Business Operations

KLR Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on September 21, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

As of March 31, 2016, the Company had not yet commenced any operations. All activity through March 31, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and, since the closing of the Initial Public Offering, a search for a Business Combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2016. The Company consummated the Initial Public Offering of 8,000,000 units (“Units”) at $10.00 per unit on March 16 2016, generating gross proceeds of approximately $80.0 million and incurred offering costs of approximately $2.6 million, inclusive of $2 million of underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,310,000 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to KLR Energy Sponsor LLC (the “Sponsor”), and 533,333 Private Placement Warrants were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, and its designees, generating gross proceeds of approximately $6.2 million (Note 5).

On March 21, 2016, the Company consummated the closing of the sale of 185,320 additional Units upon receiving notice of EBC’s election to partially exercise its overallotment option (“Over-Allotment Units”), generating an additional gross proceeds of $1,853,200. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 98,838 Private Placement Warrants to the Sponsor and EBC and its designees, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000. Underwriting commission of approximately $46,000 were deferred until the completion of the Company’s initial Business Combination.

An aggregate of approximately $85.1 million ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, and the Private Placement Warrants was placed in a United States-based trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the Business Combination or (ii) the Company’s failure to consummate a Business Combination by September 16, 2017. One of the Company’s officers has agreed to be personally liable if the Company liquidates the Trust Account prior to the consummation of a Business Combination or upon mandatory liquidation to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income tax obligations.

At March 31, 2016, the Company has approximately $678,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Pursuant to the NASDAQ Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous mergers with or acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company merges with or acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If the Company’s securities are not listed on NASDAQ, the Company would not be required to satisfy the 80% requirement. However, the Company intends to satisfy the 80% requirement even if the Company’s securities are not listed on NASDAQ at the time of the initial Business Combination.

The Company will provide the public stockholders, who are the holders of the Class A common stock which were sold as part of the Units in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket, or “Public Shares”, including the Company’s stockholders prior to the Initial Public Offering (including the Sponsor) (the “Initial Stockholders”) to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of the Company’s Class A common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of income taxes payable) divided by the number of then outstanding shares of Class A common stock. As of March 31, 2016, the amount in the Trust Account is $10.40 per Public Share. In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval by law or pursuant to a stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies. If, however, stockholder approval of a transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and file materials with the SEC.  If the Company seeks stockholder approval, the Company will complete the initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

The Initial Stockholders have agreed to vote their Founder Shares (as described in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of the initial Business Combination. In addition, the Initial Stockholders and executive officers have entered into letter agreements, pursuant to which they agree to waive their redemption rights with respect to the Founder Shares and Public Shares in connection with the completion of the initial Business Combination.

If the Company has not completed a Business Combination by September 16, 2017, the automatic liquidation of the Trust Account and the voluntary liquidation of the Company will be triggered. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Stockholders and executive officers have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Initial Stockholders (or any of the Company’s executive officers, directors or affiliates) acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

On March 28, 2016, the Company announced that the holders of the Company’s Units may elect to separately trade the shares of Class A Common Stock and warrants included in the Units commencing on or about March 29, 2016.  Those Units not separated continue to trade on the NASDAQ Capital Market under the symbol “KLREU,” and each of the shares and warrants trade separately on the NASDAQ Capital Market under the symbols “KLRE” and “KLREW,” respectively. Holders of Units need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into shares and warrants.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the balance sheet included in the Company’s Form 8-K as of March 16, 2016, filed with the Securities and Exchange Commission on March 22, 2016.

Liquidity

As of March 31, 2016, the Company had approximately $678,000 in its operating bank account, approximately $85.1 million in cash and cash equivalents held in the Trust Account and working capital of approximately $397,000.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, in order to meet its working capital needs, the Company’s Sponsor, its affiliates, or certain executive officers and directors, may, but are not obligated to, loan the Company funds as may be required. The loans would either be repaid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of March 31, 2016) may be converted upon consummation of the Company’s initial Business Combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If the Company does not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account, if any.

Note 3 - Significant Accounting Policies

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. At March 31, 2016, the assets held in the Trust Account were held in cash, in an account at JP Morgan Chase Bank.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, 7,738,233 shares of Class A common stock subject to possible redemption at the redemption amount of approximately $80.5 million are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, which these financial statements were issued.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Offering Costs

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $2.6 million were charged to shareholders’ equity upon completion of the Initial Public Offering, including $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions related to the consummation of the Over-Allotment Units deferred until the completion of the Company’s initial Business Combination and recorded as a liability in the accompanying condensed Balance Sheet.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 7,738,233 shares of Class A common stock subject to possible redemption at March 31, 2016, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 16,408,838 shares of the Company’s class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 - Initial Public Offering

In March 2016, the Company consummated the Initial Public Offering of 8,185,320 Units (including the Over-Allotment Units) at $10.00 per Unit, generating gross proceeds of approximately $81.9 million. Offering costs associated with the Initial Public Offering was approximately $2.6 million, inclusive of $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions deferred until the completion of the initial Business Combination. Each Unit consists of one share of the Company’s Class A common stock and one warrant to receive one share of Class A common stock at a price of $11.50 per share, subject to adjustment (“Warrants”). The Warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) March 16, 2017, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the Class A common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Warrants.

There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete the initial Business Combination by September 16, 2017.

Note 5 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,310,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to the Sponsor, and 533,333 Private Placement Warrants were sold to EBC and its designees, generating gross proceeds of approximately $6.2 million. Following the exercise of the over-allotment, the Company consummated the Private Placement of an additional 98,838 Private Placement Warrants to the Sponsor and EBC and its designees, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000.

The Placement Warrants are similar to the warrants sold in the Initial Public Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination.  EBC has agreed that EBC (and its designees) will not be permitted to exercise any Private Placement Warrants after the five year anniversary of the effective date of the Registration Statement. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the warrants sold in the Initial Public Offering.

The proceeds from the private placement of the Private Placement Warrants were added to the net proceeds of the Initial Public Offering and placed in the Trust Account. If the Company fails to consummate the initial Business Combination by September 16, 2017, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, and the Private Placement Warrants will expire worthless.

Note 6 - Related Party Transactions

Initial Shares

In connection with the organization of the Company, a total of 4,312,500 shares of Class F common stock were sold to the Sponsor at a price of approximately $0.006 per share for an aggregate of $25,000 (‘‘Founder Shares’’). In December 2015 and February and March 2016, the Sponsor and the Company’s officers returned an aggregate of 575,000, 862,500, and 575,000 Founder Shares, respectively, at no cost. Also in March 2016, the Sponsor forfeited an aggregate of 253,670 Founder Shares at no cost upon receiving the underwriters’ notice of only a partial exercise of their over-allotment option. All of the Founder Shares forfeited were canceled by the Company.

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

Related Party Transactions

As of March 31, 2016, the Sponsor has loaned to the Company an aggregate of $275,000 to cover expenses related to the Company’s formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

In connection with the consummation of the Company’s Business Combination, or thereafter, the Company may retain KLR Group, LLC to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees the Company may pay to KLR Group, LLC will be based upon the prevailing market for similar services rendered by comparable investment banks for such transactions at such time, and will be subject to the review of the Company’s audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Note 7 - Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover the over-allotment at the Initial Public Offering price less the underwriting discounts and commissions. On March 21, 2016, the Company consummated the closing of the sale of an additional of 185,320 Over-Allotment Units at $10.00 per Unit upon receiving notice of EBC’s election to partially exercise its over-allotment option. In addition, the underwriters were entitled to an underwriting discount of $2 million, paid in cash at the closing of the Initial Public Offering, plus an additional underwriting commission of approximately $46,000 in connection with the partial exercise of the over-allotment, deferred until the consummation of the Company’s initial Business Combination. No discounts or commissions will be paid on the sale of the Private Placement Warrants.

The Company has also engaged the underwriter as an advisor with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination, and assist the Company with the press releases and public filings in connection with the Business Combination. The Company will pay the underwriter a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering and the partial exercise of over-allotment option (or approximately $2.9 million) (exclusive of any applicable finders’ fees which might become payable). Of such amount, the Company may allocate 1% of the gross proceeds of the Initial Public Offering to other firms that assist the Company with the initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement dated March 10, 2016. Notwithstanding the foregoing, EBC may not exercise its demand and “piggy-back” registration rights after five (5) and seven (7) years after March 10, 2016 and may not exercise its demand rights on more than one occasion. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

The Company did not register the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 30 days after the closing of the initial Business Combination, the Company will use the best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants no later than 90 days after the closing of the Company’s initial Business Combination, and to maintain a current prospectus relating to those shares of common stock until the Warrants expire or are redeemed. Notwithstanding the forgoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants included in the Units offered in the Initial Public Offering (“Public Warrant”) is not effective within 90 days following the consummation of the Company’s initial Business Combination, holders of Public Warrants may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the 10 trading days ending on the day prior to the date of exercise. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis.

Other General and Administrative Services

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by the Company unless the Company consummates an initial Business Combination.

The Company also pays Ms. Thom, the Chief Financial Officer an annual salary of $200,000 starting March 17, 2016. In addition, the Company will reimburse an affiliate of the Sponsor for certain expenses to be incurred in connection with the employment of Mr. Hanna, the Company’s Chief Executive Officer, and Ms. Thom including employment related taxes (to be paid in connection with Ms. Thom’s annual salary) and health benefits.

Note 8 - Shareholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2016, no preferred stock is issued or outstanding.

 Common Stock

The Company is authorized to issue 41,000,000 shares of common stock, par value $0.0001 per share, including (i) 35,000,000 shares of Class A common stock, and (ii) 6,000,000 shares of Class F common stock.

Each share of Class F common stock is automatically convertible into its pro rata number of shares of Class A common stock on the business day following the closing of the initial Business Combination, determined as follows: each share of Class F common stock shall convert into such number of shares of Class A common stock that equals to the product of 1 multiplied by a fraction, the numerator of which shall be the total number of shares of Class A common stock into which all of the issued and outstanding shares of Class F common stock shall be converted and the denominator of which shall be the total number of issued and outstanding shares of Class F common stock at the time of conversion.

In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, the conversion ratio will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to Private Placement Warrants issued to Sponsor upon conversion of working capital loans, after taking into account any Class A common stock redeemed in connection with the Business Combination.

As of March 31, 2016, the Company has issued an aggregate of 8,185,320 shares of Class A common stock and 2,046,330 shares of class F common stock, inclusive of 7,738,233 shares of Class A common stock subject to possible redemption classified as temporary equity in the accompanying condensed Balance Sheet.

Item 2. Management’s Discussion and Analysis.

References in this report to “we,” “us” or the “Company” refer to KLR Energy Acquisition Corp. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

In March 2016, we consummated our Initial Public Offering of 8,185,320 Units (including the Units sold in connection with the exercise of the underwriter’s over-allotment option) at $10.00 per Unit, generating gross proceeds of approximately $81.9 million. Offering costs associated with the Initial Public Offering were approximately $2.6 million, inclusive of $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions deferred until the completion of the initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,310,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to the Sponsor, and 533,333 Private Placement Warrants were sold to EBC and its designees, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of approximately $6.2 million.

An aggregate of approximately $85.1 million ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, and the Private Placement Warrants was placed in a United States-based trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination by September 16, 2017. One of our officers has agreed to be personally liable if we liquidate the Trust Account prior to the consummation of a Business Combination or upon mandatory liquidation to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to our company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Critical Accounting Policy

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, 7,738,233 shares of Class A common stock subject to possible redemption at the redemption amount of approximately $80.5 million are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to March 31, 2016 was organizational activities and in preparation for that event. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016, we had net losses of approximately $123,000, which consisted solely of formation costs and operating expenses relating to the Initial Public Offering. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of approximately $678,000.

We presently have no revenue; our net losses were approximately $123,000 for the three months ended March 31, 2016, and consist primarily of formation costs and professional fees relating to the Initial Public Offering. Through March 31, 2016, our liquidity needs were satisfied through receipt of approximately $735,000 held outside of the Trust Account from the sale of units, $25,000 from the sale of the insider shares, and proceeds from notes payable from the Sponsor in an aggregate amount of $275,000.

In order to meet our working capital needs following the consummation of the Initial Public Offering, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial Business Combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of March 31, 2016) may be converted upon consummation of our Business Combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If we do not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Initial Shares

In connection with the organization of our Company, a total of 4,312,500 shares of Class F common stock were sold to the Sponsor at a price of approximately $0.006 per share for an aggregate of $25,000 (‘‘Founder Shares’’). In December 2015 and February and March 2016, the Sponsor and our officers returned an aggregate of 575,000, 862,500, and 575,000 Founder Shares, respectively, at no cost. Also in March 2016, the Sponsor forfeited an aggregate of 253,670 Founder Shares at no cost upon receiving the underwriters’ notice of only a partial exercise of their over-allotment option. All of the Founder Shares forfeited were canceled by us.

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of our initial Business Combination or (ii) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing 150 days after the initial business combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial Business Combination, we consummate a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

Related Party Transactions

As of March 31, 2016, the Sponsor has loaned to us an aggregate of $275,000 to cover expenses related to our formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

In connection with the consummation of our business combination, or thereafter, we may retain KLR Group, LLC to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees we may pay to KLR Group, LLC will be based upon the prevailing market for similar services rendered by comparable investment banks for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an ‘‘emerging growth company’’ and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an ‘‘emerging growth company’’, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an ‘‘emerging growth company,’’ whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2016, we were not subject to any market or interest rate risk. Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 16, 2016, we consummated the Initial Public Offering of 8,000,000 Units at $10.00 per Unit, generating gross proceeds of $80.0 million. Offering costs associated with the Initial Public Offering were approximately $2.5 million, inclusive of $2 million of underwriting commissions paid upon closing of the Initial Public Offering. Each Unit consists of one share of the Company’s Class A common stock and one Warrant to receive one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,310,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to KLR Energy Sponsor LLC, and 533,333 Private Placement Warrants were sold to EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, and its designees, generating gross proceeds of approximately $6.2 million.

On March 21, 2016, we consummated the closing of the sale of 185,320 Over-Allotment Units upon receiving notice of EBC’s election to partially exercise its overallotment option, generating additional gross proceeds of $1,853,200. Simultaneously with the exercise of the over-allotment, we consummated the Private Placement of an additional 98,838 Private Placement Warrants to the Sponsor and EBC and its designees, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000. Underwriting commissions of approximately $46,000 in connection with the sale of the Over-Allotment Units was deferred until the completion of our initial Business Combination.

Following the closing of the Initial Public Offering, an amount of $85.1 million from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, and the Private Placement Warrants was placed in the Trust Account and invested in U.S. government treasury bills, with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Fees relating to the Initial Public Offering approximated $2.6 million were charged to shareholders’ equity upon completion of the Initial Public Offering, including $2 million in underwriting commission paid upon closing of the Initial Public Offering and approximately $46,000 underwriting commission related to the consummation of the Over-Allotment Units, deferred until the completion of our initial Business Combination and recorded as a liability in our Balance Sheet.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLR ENERGY ACQUISITION CORP.

By:	/s/ Gary C. Hanna
Gary C. Hanna
Chief Executive Officer and Chairman (Principal executive officer)

By:	/s/ T.J. Thom
T.J. Thom
Chief Financial Officer (Principal financial and accounting officer)

Date:   May 9, 2016