Form 10-Q
period 2016-06-30
KLR Energy Acquisition Corp.
filed 2016-08-09
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(713) 654-8080

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 8, 2016, 2,046,330 shares of Class F common stock, par value $0.0001 per share, and 8,185,320 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

 KLR ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLR ENERGY ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$478,769	$105,953
Prepaid expenses	49,062	-
Total current assets	527,831	105,953
Deferred offering costs associated with initial public offering	-	113,500
Cash and marketable securities held in Trust Account	85,199,623	-
Total assets	$85,727,454	$219,453

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$86,630	$8,643
Accounts payable - related party	1,408	20,522
Total current liabilities	88,038	29,165
Notes payable - related party	275,000	175,000
Deferred underwriting commission	46,330	-
Total liabilities	409,368	204,165

Commitments
Class A common stock, $0.0001 par value; 7,715,474 and -0- shares are subject to possible redemption at June 30, 2016 and December 31, 2015, respectively	80,318,084	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 469,846 and -0- shares issued and outstanding (excluding 7,715,474 and -0- shares subject to possible redemption) at June 30, 2016 and December 31, 2015, respectively	47	-
Class F common stock, $0.0001 par value; 6,000,000 shares authorized; 2,046,330 and 3,737,500 (1) shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	205	374
Additional paid-in capital	5,292,336	24,626
Accumulated deficit	(292,586)	(9,712)
Total Stockholders' Equity	5,000,002	15,288
Total Liabilities and Stockholders' Equity	$85,727,454	$219,453

(1) This number includes an aggregate of 253,670 shares forfeited upon consummation of the partial exercise of over-allotment option by the underwriters on March 21, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2016
General and administrative	$231,840	$355,169
Loss from operations	(231,840)	(355,169)
Interest income	72,295	72,295
Net loss	$(159,545)	$(282,874)

Weighted average shares outstanding, basic and diluted (1)	2,493,667	2,731,051

Basic and diluted net loss per share	$(0.06)	$(0.10)

(1) This number excludes an aggregate of 7,715,474 shares subject to possible redemption at June 30, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

Statement of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2016
Cash Flows from Operating Activities
Net loss	$(282,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(72,295)
Changes in operating assets and liabilities:
Prepaid expenses	(49,062)
Accounts payable	77,987
Accounts payable - related party	(19,114)
Net cash used in operating activities	(345,358)

Cash Flows from Investing Activities
Principal deposited in trust account	(85,127,329)
Net cash used in investing activities	(85,127,329)

Cash Flows from Financing Activities
Proceeds received from note payable to related party	100,000
Proceeds from initial public offering, net of offering costs	79,438,874
Proceeds from private placement	6,306,629
Net cash provided by financing activities	85,845,503

Net increase in cash and cash equivalents	372,816

Cash and cash equivalents - beginning of the period	105,953
Cash and cash equivalents - ending of the period	$478,769

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs reclassified to equity	$113,500
Change in value of Class A common stock subject to possible redemption	$80,318,084
Deferred underwriting commissions	$46,330

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

Notes to Condensed Financial Statements

June 30, 2016

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

All activity through June 30, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and, since the closing of the Initial Public Offering, a search for a Business Combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2016. The Company consummated the Initial Public Offering of 8,000,000 units (“Units”) at $10.00 per unit on March 16, 2016, generating gross proceeds of $80.0 million and incurred offering costs of approximately $2.6 million, inclusive of $2 million of underwriting commissions (Note 4).

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

On March 21, 2016, the Company consummated the closing of the sale of 185,320 additional Units upon receiving notice of EBC’s election to partially exercise its overallotment option (“Over-Allotment Units”), generating an additional gross proceeds of approximately $1.85 million. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 98,838 Private Placement Warrants to the Sponsor and EBC and its designees, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000. Underwriting commission of approximately $46,000 were deferred until the completion of the Company’s initial Business Combination.

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

At June 30, 2016, the Company has approximately $479,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

The Company will provide the public stockholders, who are the holders of the Class A common stock which were sold as part of the Units in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket, or “Public Shares”, including the Company’s stockholders prior to the Initial Public Offering (including the Sponsor) (the “Initial Stockholders”) to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of the Company’s Class A common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of income taxes payable) divided by the number of then outstanding shares of Class A common stock. As of June 30, 2016, the amount in the Trust Account is approximately $10.41 per Public Share. In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval by law or pursuant to a stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies. If, however, stockholder approval of a transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and file materials with the SEC.  If the Company is required, or otherwise decides, to seek stockholder approval, the Company will complete the initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the balance sheet included in the Company’s Form 8-K as of March 16, 2016, filed with the Securities and Exchange Commission on March 22, 2016.

Liquidity

As of June 30, 2016, the Company had approximately $479,000 in its operating bank account, approximately $85.2 million in cash and cash equivalents held in the Trust Account and working capital of approximately $440,000.

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

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of a Business Combination or September 16, 2017. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company anticipates that its uses of cash for the next twelve months will be approximately $400,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. At June 30, 2016, the assets held in the Trust Account were held in cash, in an account at JP Morgan Chase Bank.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, Class A common stock subject to possible redemption at the redemption value is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “ Fair Value Measurements and Disclosures ”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 7,715,474 shares of Class A common stock subject to possible redemption at June 30, 2016, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 16,594,158 shares of the Company’s class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

The warrant holder will have no redemption rights or receive liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete the initial Business Combination by September 16, 2017.

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

Related Party Transactions

As of June 30, 2016, the Sponsor has loaned to the Company an aggregate of $275,000 to cover expenses related to the Company’s formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

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

The Company also pays Ms. Thom, the Chief Financial Officer, an annual salary of $200,000 through December 31, 2016. In addition, the Company will reimburse an affiliate of the Sponsor for certain expenses to be incurred in connection with the employment of Mr. Hanna, the Company’s Chief Executive Officer, and Ms. Thom, including employment related taxes (to be paid in connection with Ms. Thom’s annual salary) and health benefits.

Note 8 - Shareholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2016, no preferred stock is issued or outstanding.

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

As of June 30, 2016, the Company has issued an aggregate of 8,185,320 shares of Class A common stock and 2,046,330 shares of class F common stock, inclusive of 7,715,474 shares of Class A common stock subject to possible redemption classified as temporary equity in the accompanying condensed Balance Sheet.

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

Simultaneously with the exercise of the Over-allotment, we consummated the Private Placement of an additional 98,838 Private Placement Warrants to the Sponsor and EBC and its designees, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000. Underwriting commission of approximately $46,000 were deferred until the completion of our initial Business Combination.

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

Critical Accounting Policy

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June, 2016, Class A common stock subject to possible redemption at the redemption amount is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to June 30, 2016 was related to our company’s formation, the Initial Public Offering, and since the closing of the Initial Public Offering, a search for a Business Combination candidate. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2016, we had net losses of approximately $160,000, which consisted solely of operating expenses of approximately $232,000 and offset by interest income from our Trust Account of $72,000.

For the six months ended June 30, 2016, we had net losses of approximately $283,000, which consisted solely of operating expenses of approximately $355,000 and offset by interest income from our Trust Account of $72,000.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $479,000 in our operating bank account, approximately $85.2 million in cash and cash equivalents held in the Trust Account and working capital of approximately $440,000.

We presently have no revenue; our net losses were approximately $283,000 for the six months ended June 30, 2016, and consist primarily of professional fees relating to the Initial Public Offering, and costs related to our search for a Business Combination. Through June 30, 2016, our liquidity needs were satisfied through receipt of approximately $735,000 held outside of the Trust Account from the sale of units immediately upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, and proceeds from notes payable from the Sponsor in an aggregate amount of $275,000.

In order to meet our working capital needs following the consummation of the Initial Public Offering, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial Business Combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of June 30, 2016) may be converted upon consummation of our Business Combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If we do not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account.

Based on the foregoing, we believe that we will have sufficient working capital to meet our needs through the earlier of consummation of a Business Combination or September 16, 2017. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. We anticipate that its uses of cash for the next twelve months will be approximately $400,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

Related Party Transactions

As of June 30, 2016, the Sponsor has loaned to us an aggregate of $275,000 to cover expenses related to our formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2016, we were not subject to any market or interest rate risk. Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   August 9, 2016