Form 10-Q
period 2016-09-30
KLR Energy Acquisition Corp.
filed 2016-11-09
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 2,046,330 shares of Class F common stock, par value $0.0001 per share, and 8,185,320 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

KLR ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLR ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$368,543	$105,953
Prepaid expenses	34,117	-
Total current assets	402,660	105,953
Deferred offering costs associated with initial public offering	-	113,500
Cash and marketable securities held in Trust Account	85,271,255	-
Total assets	$85,673,915	$219,453

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	118,007	$8,643
Accounts payable - related party	18,892	20,522
Total current liabilities	136,899	29,165
Notes payable - related party	275,000	175,000
Deferred underwriting commission	46,330	-
Total liabilities	458,229	204,165

Commitments
Class A common stock, $0.0001 par value; 7,698,242 and -0- shares are subject to possible redemption at September 30, 2016 and December 31, 2015, respectively	80,215,681	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 487,078 and -0- shares issued and outstanding (excluding 7,698,242 and -0- shares subject to possible redemption) at September 30, 2016 and December 31, 2015, respectively	49	-
Class F common stock, $0.0001 par value; 6,000,000 shares authorized; 2,046,330 and 3,737,500 (1) shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	205	374
Additional paid-in capital	5,394,737	24,626
Accumulated deficit	(394,986)	(9,712)
Total Stockholders’ Equity	5,000,005	15,288
Total Liabilities and Stockholders’ Equity	$85,673,915	$219,453

(1) This number includes an aggregate of 253,670 shares forfeited upon consummation of the partial exercise of over-allotment option by the underwriters on March 21, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Period From September 21, 2015 (Inception)
	September 30, 2016	September 30, 2016	to September 30, 2015
General and administrative	$174,032	$529,200	$4,849
Loss from operations	(174,032)	(529,200)	(4,849)
Interest income	71,632	143,926	-
Net loss	$(102,400)	$(385,274)	$(4,849)

Weighted average shares outstanding, basic and diluted (1)	2,516,176	2,658,903

Basic and diluted net loss per share	$(0.04)	$(0.14)

(1) This number excludes an aggregate of 7,698,242 shares subject to possible redemption at September 30, 2016.

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period From
	For the Nine Months Ended	September 21, 2015 (Inception)
	September 30, 2016	to September 30, 2015
Cash Flows from Operating Activities
Net loss	$(385,274)	$(4,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(143,926)	-
Changes in operating assets and liabilities:
Prepaid expenses	(34,117)	-
Accounts payable and accrued expenses	109,364	4,849
Accounts payable - related party	(1,630)	-
Net cash used in operating activities	(455,583)	-

Cash Flows from Investing Activities
Principal deposited in trust account	(85,127,329)	-
Net cash used in investing activities	(85,127,329)	-

Cash Flows from Financing Activities
Proceeds received from note payable to related party	100,000	-
Proceeds from initial public offering, net of offering costs	79,438,873	-
Proceeds from private placement	6,306,629	-
Net cash provided by financing activities	85,845,502	-

Net increase in cash and cash equivalents	262,590	-

Cash and cash equivalents - beginning of the period	105,953	-
Cash and cash equivalents - ending of the period	$368,543	$-

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$113,500	$-
Initial value of Class A common stock subject to possible redemption	$78,646,412	$-
Change in value of Class A common stock subject to possible redemption	$1,569,269	$-
Deferred underwriting commissions	$46,330	$-

The accompanying notes are an integral part of these condensed financial statements.

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Note 1 - Organization, Plan of Business Operations

KLR Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on September 21, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region.

All activity through September 30, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and, since the closing of the Initial Public Offering, a search for a Business Combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On March 21, 2016, the Company consummated the closing of the sale of 185,320 additional Units upon receiving notice of EBC’s election to partially exercise its over-allotment option (“Over-Allotment Units”), generating additional gross proceeds of approximately $1.85 million. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 98,838 Private Placement Warrants, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000. Underwriting commission of approximately $46,000 were deferred until the completion of the Company’s initial Business Combination.

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

At September 30, 2016, the Company has approximately $369,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Pursuant to the NASDAQ Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous mergers with, or acquisitions of, several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company merges with or acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If the Company’s securities are not listed on NASDAQ, the Company would not be required to satisfy the 80% requirement. However, the Company intends to satisfy the 80% requirement even if the Company’s securities are not listed on NASDAQ at the time of the initial Business Combination.

The Company will provide the public stockholders, who are the holders of the shares of Class A common stock which were sold as part of the Units in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket (“Public Shares”), including the Company’s stockholders prior to the Initial Public Offering (including the Sponsor) (the “Initial Stockholders”) to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of income taxes payable) divided by the number of then outstanding shares of Class A common stock. As of September 30, 2016, the amount in the Trust Account is approximately $10.42 per Public Share. In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval by law or pursuant to a stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act (as defined below), which regulate issuer tender offers, and (ii) file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies. If, however, stockholder approval of a transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and file materials with the SEC.  If the Company is required, or otherwise decides, to seek stockholder approval, the Company will complete the initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

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

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Balance Sheet included in the Company’s Form 8-K as of March 16, 2016, filed with the SEC on March 22, 2016.

Liquidity

As of September 30, 2016, the Company had approximately $369,000 in its operating bank account, approximately $85.3 million in cash and cash equivalents held in the Trust Account and working capital of approximately $266,000.

In order to meet its working capital needs, the Sponsor, its affiliates, or certain executive officers and directors, may, but are not obligated to, loan the Company funds as may be required. The loans would either be repaid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of September 30, 2016) may be converted upon consummation of the Company’s initial Business Combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If the Company does not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account, if any.

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

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. At September 30, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $85.3 million in United States Treasury Bills and approximately $600 in cash. At September 30, 2016, there was approximately $144,000 of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016, the Class A common stock that is subject to possible redemption at the redemption value is presented as temporary equity, outside of the stockholders’ equity section of the Company’s Balance Sheet.

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued.

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

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 7,698,242 shares of Class A common stock subject to possible redemption at September 30, 2016, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 16,594,158 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Note 5 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,310,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to the Sponsor, and 533,333 Private Placement Warrants were sold to EBC and its designees, generating gross proceeds of approximately $6.2 million. Following the exercise of the over-allotment, the Company consummated the Private Placement of an additional 98,838 Private Placement Warrants, among which 86,483 Private Placement Warrants were purchased by the Sponsor and 12,355 Private Placement Warrants were purchased by EBC and its designees, generating gross proceeds of approximately $74,000.

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

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Note Payable – Related Party

As of September 30, 2016, the Sponsor has loaned to the Company an aggregate of $275,000 to cover expenses related to the Company’s formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

Other General and Administrative Services

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses may not be reimbursed by the Company unless the Company consummates an initial Business Combination.

 In connection with the consummation of the Business Combination, or thereafter, the Company may retain KLR Group, LLC to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees the Company may pay to KLR Group, LLC will be based upon the prevailing market for similar services rendered by comparable investment banks for such transactions at such time, and will be subject to the review of the Company’s audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

The Company also pays Ms. Thom, the Chief Financial Officer, an annual salary of $200,000 until December 31, 2016. Upon the consummation of the Business Combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the Business Combination date. In addition, the Company agreed to reimburse an affiliate of the Sponsor for certain expenses incurred in connection with the employment of Mr. Hanna, the Company’s Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary) and health benefits.

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

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

The Company did not register the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 30 days after the closing of the initial Business Combination, the Company will use the best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants no later than 90 days after the closing of the Company’s initial Business Combination, and to maintain a current prospectus relating to those shares of common stock until the Warrants expire or are redeemed. Notwithstanding the forgoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants included in the Units offered in the Initial Public Offering is not effective within 90 days following the consummation of the Company’s initial Business Combination, holders of Warrants may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the 10 trading days ending on the day prior to the date of exercise. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis.

Note 8 - Shareholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2016, no preferred stock is issued or outstanding.

KLR ENERGY ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

As of September 30, 2016, the Company has issued an aggregate of 8,185,320 shares of Class A common stock and 2,046,330 shares of Class F common stock, inclusive of 7,698,242 shares of Class A common stock subject to possible redemption classified as temporary equity in the accompanying condensed Balance Sheet.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

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

Simultaneously with the closing of the Initial Public Offering, including the exercise of the over-allotment option, we consummated the Private Placement of 8,408,838 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, of which 7,863,150 Private Placement Warrants were sold to the Sponsor, and 545,688 Private Placement Warrants were sold to EBC and its designees, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of approximately $6.3 million. Underwriting commission of approximately $46,000 were deferred until the completion of our initial Business Combination.

An aggregate of approximately $85.1 million ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, and the Private Placement Warrants was placed in the Trust Account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial Business Combination or (ii) the Company’s failure to consummate a Business Combination by September 16, 2017. One of our officers has agreed to be personally liable if we liquidate the Trust Account prior to the consummation of a Business Combination or upon mandatory liquidation to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to our company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Critical Accounting Policy

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September, 2016, the Class A common stock that is subject to possible redemption at the redemption amount is presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity up to September 30, 2016 was related to our company’s formation, the Initial Public Offering, and since the closing of the Initial Public Offering, a search for a Business Combination candidate. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2016, we had net losses of approximately $102,000, which consisted solely of operating expenses of approximately $174,000 and offset by interest income from our Trust Account of $72,000.

For the nine months ended September 30, 2016, we had net losses of approximately $385,000, which consisted solely of operating expenses of approximately $529,000 and offset by interest income from our Trust Account of $144,000.

For the period from September 21, 2015 (inception) to September 30, 2015, we had minimal operating activities and had net losses of approximately $5,000, which consisted solely of operating expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $369,000 in our operating bank account, approximately $85.3 million in cash and cash equivalents held in the Trust Account and working capital of approximately $266,000.

We presently have no revenue; our net losses were approximately $385,000 for the nine months ended September 30, 2016, and consist primarily of professional fees relating to the Initial Public Offering, and costs related to our search for a Business Combination. Through September 30, 2016, our liquidity needs were satisfied through receipt of approximately $735,000 held outside of the Trust Account from the sale of Units upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, and proceeds from notes payable from the Sponsor in an aggregate amount of $275,000.

In order to meet our ongoing working capital needs, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial Business Combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of September 30, 2016) may be converted upon consummation of our Business Combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If we do not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account.

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

Note Payable – Related Party

As of September 30, 2016, the Sponsor has loaned to us an aggregate of $275,000 to cover expenses related to our formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

Other General and Administrative Services

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses may not be reimbursed by us unless we consummate an initial Business Combination.

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

We also pay Ms. Thom, our Chief Financial Officer, an annual salary of $200,000 until December 31, 2016. Upon the consummation of the Business Combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the Business Combination date. In addition, we agreed to reimburse an affiliate of our Sponsor for certain expenses incurred in connection with the employment of Mr. Hanna, our Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary) and health benefits.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   November 9, 2016

