Form 10-K
period 2016-12-31
KLR Energy Acquisition Corp.
filed 2017-02-27
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-1659122

KLR ENERGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-5500436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

811 Main Street 18th Floor Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (713) 654-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $81,654,016.50 based on the price per share of  $10.0001, the average price on June 30, 2016.

As of February 24, 2017, 2,046,330 shares of Class F common stock, par value $0.0001 per share (“Class F common stock”), and 8,185,320 shares of Class A common stock (“Class A common stock”), which includes 336,721 Class A common stock underlying the units sold in our initial public offering, were issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to KLR Energy Acquisition Corp.;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“sponsor” are to KLR Energy Sponsor, LLC, a Delaware limited liability company;

•	“founder shares” are to shares of our Class F common stock, 2,046,330 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering and the shares of our Class A common stock issued upon the conversion thereof;

•	“common stock” are to our Class A common stock and our Class F common stock, collectively;

•	“private placement warrants” are to the warrants issued to our sponsor and EarlyBirdCapital, Inc. in a private placement simultaneously with the closing of our initial public offering; and

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•          our ability to complete our initial business combination with Tema Oil and Gas Company (“Tema”) or any other initial business combination;

•          our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•          our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•          our potential ability to obtain additional financing to complete our initial business combination;

•          our pool of prospective target businesses;

•          failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

•          the ability of our officers and directors to generate a number of potential investment opportunities;

•          our public securities’ potential liquidity and trading;

•          the lack of a market for our securities;

•          the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•          our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.     Business

Introduction

We are a blank check company incorporated in Delaware that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.

On December 20, 2016, we entered into a Business Combination Agreement (the “Merger Agreement”) with Tema Oil and Gas Company (“Tema”) pursuant to which we will acquire (the “Proposed Business Combination”), assuming no redemptions, approximately 39% of the equity of a wholly-owned subsidiary of Tema to be named Rosehill Operating Company, LLC (“Rosehill LLC”), to which Tema will contribute certain assets and liabilities prior to closing of the Proposed Business Combination, for aggregate consideration of $35 million in cash, issuance of 29,807,692 shares of our newly created Class B common stock, 4,000,000 Warrants exercisable for shares of our Class A Common Stock (each entitling the holder to purchase one share of Class A Common Stock for $11.50) (each, a “Warrant”), additional cash held by us in the trust account and in connection with a private placement of 8.0% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) and Warrants to certain qualified institutional buyers and accredited investors (the “Private Placement”), and the assumption of $55 million in debt, subject to certain customary purchase price adjustments. In the Proposed Business Combination, Tema will obtain a majority of our voting shares and will retain a majority of its equity in Rosehill LLC. The Business Combination Agreement and the transactions contemplated thereby were approved by our board of directors on December 15, 2016.

Tema is an independent oil and natural gas company focused on the exploration, development, acquisition and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Rosehill Operating’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and the Fort Worth Basin. In the Delaware Basin, its properties consist of acreage blocks in Loving and Reeves Counties, Texas and Lea and Eddy Counties, New Mexico. Properties in the Barnett Shale producing area of the Fort Worth Basin are exclusively located in Wise County, Texas.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Company common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on December 23, 2016. For additional information regarding the Merger Agreement and the Proposed Business Combination, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 18, 2017, as may be amended from time to time, and the Definitive Proxy Statement on Schedule 14A when filed by the Company.

Other than as specifically discussed, this Report does not assume the closing of the Proposed Business Combination.

Objective and Business Opportunity

While we may pursue an acquisition opportunity in any sector or geographical location, we are focused on the sector that complements our management team’s expertise in the exploration, exploitation, operation and development of crude oil and natural gas wells and related infrastructure, and to capitalize on the ability of our management team to source, screen, evaluate, negotiate, structure, close and manage acquisitions of attractive assets or businesses in the U.S. In the event that we find an acquisition opportunity in a different sector, or in a different geographic region, that is more compelling than the opportunities presented to us in to the U.S. oil and gas industry, we would pursue the opportunity in such other sector or such other geographic region. However, we have not established any particular parameters or criteria as to when we might turn our attention to opportunities outside of the U.S. oil and gas industry. We will seek to acquire one or more businesses with an aggregate enterprise value of approximately $400 million to $1 billion.

Our strategy is to source, acquire and, after our initial business combination, build, an oil and gas exploration and production (“E&P”) business. E&P companies focus on finding, producing and marketing various forms of crude oil and natural gas. We believe that there is a unique and timely opportunity to achieve attractive returns by acquiring and developing E&P assets in proven basins with known operational and limited geologic risks. We believe this opportunity exists due to several key factors: (i) the recent decline of commodity prices had an immediate and meaningful impact on the cash flows of E&P companies, creating a need for many E&P firms to issue external capital or sell assets, (ii) the recent decline of commodity prices has substantially reduced E&P asset valuations and is moderating drilling and completion costs, and operating costs, resulting in a lower cost to acquire and develop, (iii) the short-term volatility and cyclical nature of commodity prices underpinned by a positive long-term outlook for crude oil and natural gas demand and the need for higher commodity prices to meet expected demand growth and (iv) the advantages enjoyed by E&P companies operating in the U.S., including access to industry-leading technologies and expertise, top-tier oil and gas-producing basins, established infrastructure and favorable political policies relative to other regions.

Competitive Strengths

Our Executive Officers.

We believe our management team is in a prime position to take advantage of opportunities within oil and gas and to create value for our stockholders. Our management team has a long history in oil and gas, with a deep knowledge of the industry and a well-established network of relationships with public and private oil and gas companies, equity sponsors, lending institutions, family offices, attorneys and brokers, from which we expect to generate attractive acquisition opportunities.

Gary C. Hanna has over 30 years of executive experience in the energy exploration and production and service sectors, with a primary focus in the mid-continent U.S. and Gulf of Mexico regions. From 2009 until June 2014, Mr. Hanna served as the Chief Executive Officer of EPL Oil & Gas Inc., or EPL and was elected as a director of EPL in June 2010 and Chairman in 2013. EPL was a public E&P company with a $270 million equity value in 2009 that Mr. Hanna and Ms. Thom, our Chief Financial Officer, grew into a $2.3 billion company by the time it was sold to Energy XXI Ltd. in 2014. Following the reorganization of EPL in September 2009 and within a rising oil price environment in the four years following, the company completed acquisitions of new assets and executed organically through increasing capital spending. This combined approach resulted in a significant increase in proved reserves, production volumes and the company’s drilling portfolio. The acquisitions provided EPL with access to infrastructure and extensive acreage, with significant exploitation and development potential. From 2009, the year the company reorganized, through 2013, the year prior to the sale of the company in June 2014, EPL’s revenue increased from $191.6 million to $693.0 million and net income (loss) increased from $(57.1) million to $85.3 million. The price of oil increased from $55.07 in 2009 to $97.82 in 2013. From 2008 to 2009, Mr. Hanna served as President and Chief Executive Officer of Admiral Energy Services, a start-up company focused on the development of offshore energy services. From 1999 to 2007, Mr. Hanna served in various capacities at Tetra Technologies, Inc., an international oil and gas services production company, including serving as Senior Vice President from 2002 to 2007. Mr. Hanna also served as President and Chief Executive Officer of Tetra’s affiliate, Maritech Resources, Inc., and as President of Tetra Applied Technologies, Inc., another Tetra affiliate. From 1996 to 1998, Mr. Hanna served as the President and Chief Executive Officer of Gulfport Energy Corporation, a public oil and gas exploration company. From 1995 to 1998, he also served as the Chief Operations Officer for DLB Oil & Gas, Inc., a mid-continent exploration public company. From 1982 to 1995, Mr. Hanna served as President and Chief Executive Officer of Hanna Oil Properties, Inc., a company engaged in oil services and the development of mid-continent oil and gas prospects. Since November 2015, Mr. Hanna has served as a member of the boards of directors of Hercules Offshore, Inc. and Aspire Holdings Corp.

Edward Kovalik has been the Chief Executive Officer and Managing Partner of KLR Group, LLC (“KLR Group”), KLR Group Holdings, LLC and certain of KLR Holdings’ direct and indirect subsidiaries (collectively, “KLR Holdings”), an investment bank specializing in the energy sector which he co-founded in the spring of 2012. Mr. Kovalik manages the firm and focuses on structuring bespoke financing solutions for the firm’s clients. Mr. Kovalik has over 17 years of experience as an investment banker. Prior to founding KLR Holdings, from 2002 until April 2012, Mr. Kovalik served in various capacities at Rodman & Renshaw, most recently as Head of Capital Markets and the head of Rodman’s Energy Investment Banking team. From 1999 to 2002, Mr. Kovalik was a Vice President at Ladenburg Thalmann & Co., where he focused on private placement transactions for public companies. Mr. Kovalik has served as a member of the boards of directors of River Bend Oil and Gas, LLC since June 2013 and Marathon Patent Group, Inc. a public company, since April 2014.

Tiffany J. (“T.J.”) Thom has more than 20 years of financial and operational experience in the energy industry. Ms. Thom served in various capacities for EPL from October 2000 until June 2014. Ms. Thom served as Principal Financial Officer of EPL from July 2009, as Senior Vice President of Business Development from September 2009, as Chief Financial Officer from June 2010 and as Executive Vice President from January 2014, to June 2014. Ms. Thom helped lead EPL through its Chapter 11 bankruptcy proceeding which culminated in 2009. From 1992 to 2000, Ms. Thom served as Senior Reservoir Engineer for Exxon Production Company and ExxonMobil Company with operational roles, including reservoir engineering and subsurface completion engineering for numerous offshore Gulf of Mexico properties. Ms. Thom has served as a member of the board of directors of Yates Petroleum Corporation since October 2015 and as a member of the board of directors of Patterson-UTI Energy Inc. since August 2014.

Gregory R. Dow has served as the Chief Operating Officer and General Counsel of KLR Holdings since April 2012. Mr. Dow was General Counsel at Rodman & Renshaw Capital Group, Inc. from February 2008 until April 2012 and a Managing Director and the Deputy General Counsel at Cowen and Company, LLC from May 2004 until December 2007. From 1998 through 2004, Mr. Dow was a Director and the Equity Capital Markets Counsel at Merrill Lynch, serving in New York and in London, where he covered the UK, Europe, Middle East and Africa. Prior to that, he was Equity Capital Markets Counsel at Peregrine Capital Markets in Hong Kong, which at the time was the largest independent investment bank in Asia. Mr. Dow began his legal career at the law firm Milbank, Tweed, Hadley and McCloy, where he focused on Latin America. Mr. Dow also had five years of experience in strategic consulting with Taylor Research and Greenwich Associates, where he focused on telecommunications, media and financial industry clients.

Our Board of Directors. We have assembled a group of independent directors who bring us public company governance, executive leadership, operations oversight, private equity investment management and capital markets experience. Our Board members have extensive experience, having served as directors, CEOs, CFOs and in other executive and advisory capacities for numerous publicly-listed and privately-owned companies and private equity firms. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will be of significant benefit to us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination currently in the amount of approximately $85.6 million (including approximately $228,000 held outside the trust account at December 31, 2016) assuming no redemptions, less $46,330 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Conflicts of Interest

An affiliate of ours, KLR Group, is a registered broker-dealer operating in the oil and gas sector. KLR Group undertakes a wide range of financial advisory, merchant and investment banking, research and sales and trading activities for a wide variety of clients, including public and private companies in the oil and gas sector. Accordingly, there may be situations in which KLR Group has an obligation or an interest that actually or potentially conflicts with our interests. These conflicts may not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to KLR Group.

KLR Group is regulated by Financial Industry Regulatory Authority, or FINRA. KLR Group’s merchant banking business generally targets transactions of a similar size as those that would be suitable for our initial business combination, and thus may compete with us for one or more potential targets. Further, other investors in affiliates of ours and KLR Group’s may be in direct competition with us for a possible target for our initial business combination. KLR Group may also choose to operate, or have an interest in, investment entities similar to us or that otherwise compete with us in the future.

Other clients of KLR Group’s advisory business may also compete with us for investment opportunities meeting our investment objectives. If KLR Group is engaged to act for any such clients, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within KLR Group, including by Mr. Kovalik and other persons who may make decisions for the company, may be suitable for both us and for an investment banking client or a current or future KLR Group internal investment vehicle, including other blank check companies in which KLR Group may participate, and may be directed to such client or investment vehicle rather than to us. KLR Group’s advisory business may also be engaged to advise the seller of a company, business or assets that would qualify as an investment opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If we are permitted to pursue the opportunity, KLR Group’s interests or its obligations to the seller will diverge from our interests. Neither KLR Group nor members of our management who are also employed by KLR Group have any obligation to present us with any opportunity for a potential business combination of which they become aware unless such opportunity was expressly offered in writing to our management solely in their capacity as officers or directors of the company. KLR Group and/or our management, in their capacities as officers of KLR Group or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future KLR Group internal investment vehicles, including other blank check companies in which KLR Group may participate, or third parties, including clients of KLR Group, before they present such opportunities to us. In addition, our President, Edward Kovalik, is a director of River Bend Oil & Gas, LLC, a private company operating in the oil and gas sector, and our other executive officers are affiliated either with KLR Group or with other companies in the oil and gas industry. In addition, our independent directors (expected to be appointed just prior to the consummation of our public offering) may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Our independent directors will be under no obligation to present opportunities of which they become aware to the company unless such opportunity was expressly offered to the independent director solely in his capacity as a director of the company.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business or businesses with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to a business combination, we may not have the resources or ability to compete effectively.

None of the members of our management team, the sponsor, KLR Group or KLR Holdings has previous experience as sponsor or in a management capacity with other blank check companies.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If the entire purchase price of our initial business combination is paid for using stock or debt securities, or if not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, to pay $46,330 in deferred underwriting commissions or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent accounting firm or an independent investment banking firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in connection with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% fair market value test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In connection with the consummation of our business combination, or thereafter, we may retain KLR Group to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees upon consummation of such business combination or thereafter. The amount of fees we pay to KLR Group will be based upon the prevailing market for similar services rendered by comparable investment banks for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. KLR Group will not be asked to render a fairness opinion with respect to our initial business combination as KLR Group may have a conflict of interest by virtue of its affiliation with our sponsor. As a consequence, we may be required to retain another firm to render such an opinion if one is required.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•	any of our directors, executive officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, executive officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, executive officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, executive officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, executive officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, executive officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, executive officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of income taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2016, the Company had approximately $85.3 million in the trust account, and the conversion amount per share in any subsequent business combination or liquidation would have been approximately $10.42 per public share. Our initial stockholders, executive officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to purchase will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. The founder shares held by our initial stockholders will count towards this quorum and our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination, and our executive officers and directors have also agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination. Public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or if we conduct a tender offer. In addition, our initial stockholders, executive officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from two days prior to the vote on the business combination if we distribute proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholders meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 16, 2017.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed to complete our initial business combination by September 16, 2017. If we are unable to complete our business combination by September 16, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by September 16, 2017.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 16, 2017. However, if our initial stockholders (or any of our executive officers, directors or affiliates) acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by September 16, 2017.

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow holders to redeem their public shares unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from approximately $228,000 in cash held outside the trust account (as of December 31, 2016), and our sponsor’s commitment to loan us up to an additional amount of $100,000 for working capital purposes (of which we have not borrowed any amount under this commitment as of December 31, 2016), although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.40. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.40. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mr. Kovalik has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.40 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Kovalik will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Kovalik would be able to satisfy those obligations. None of our other executive officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.40 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay income taxes, and Mr. Kovalik asserts that he is unable to satisfy its indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Kovalik to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Kovalik to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.40 per share.

We will seek to reduce the possibility that Mr. Kovalik will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Kovalik will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2016, we have access to up to approximately $228,000 in cash held outside the trust account and our sponsor’s commitment to loan us up to an additional amount of $100,000 for working capital purposes (of which we have not borrowed any amount under this commitment as of December 31, 2016). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by September 16, 2017 may be considered a liquidation distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by September 16, 2017, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by September 16, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay income taxes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 16, 2017 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.40 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay income taxes, and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by September 16, 2017 and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Kovalik will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.40 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by September 16, 2017 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, executive officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
•	if our initial business combination is not consummated by September 16, 2017, then our existence will terminate and we will distribute all amounts in the trust account; and
•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock, and then only if we allow dissenting holders the opportunity to get their pro rata share from the trust account. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2017 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Tema, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 18, 2017, as may be amended from time to time, and the Definitive Proxy Statement on Schedule 14A when filed by the Company.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2016, we had approximately $228,000 in cash and cash equivalents and a working capital deficiency of approximately $842,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the NASDAQ rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law or the NASDAQ rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders, our executive officers and directors have agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination, regardless of how our public stockholders vote.

After approval of our board, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own approximately 20.0% of our outstanding shares of common stock. In addition, our executive officers and directors have also agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, after approval of our board, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and our executive officers and directors agreed to vote their founder shares and public shares, as applicable, in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or the NASDAQ rules, or if we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination is not consummated and that you would have to wait for liquidation in order to redeem your stock.

If the definitive agreement for our business combination requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is not consummated, you would not receive your pro rata portion of the trust account until we liquidate the trust account in connection with our liquidation. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 16, 2017. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by September 16, 2017. We may not be able to find a suitable target business and complete our initial business combination by September 16, 2017. If we have not completed our initial business combination by September 16, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by September 16, 2017, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by September 16, 2017 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond September 16, 2017 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder or a “group” of stockholders holding a substantial portion of our Class A common stock may influence our ability to complete our business combination.

Unlike other blank check companies, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation does not provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act) holding in excess of any certain percentage of shares offered in our initial public offering will be restricted from seeking redemption rights with respect to any shares they hold. The ability of any such stockholder to redeem all their shares will increase their influence over our ability to complete our business combination and you could suffer a material loss on your investment in us.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share, on our redemption, and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until September 16, 2017, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until September 16, 2017, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate until September 16, 2017; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our income taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $228,000 (as of December 31, 2016) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive, without taking into account, interest, if any, earned on the trust account, approximately $10.40 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our executive officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.40 per share, without taking into account, interest, if any, earned on the trust account.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.40 per share initially held in the trust account, due to claims of such creditors. Mr. Kovalik has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.40 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Kovalik will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Kovalik has sufficient funds to satisfy their indemnity obligations and, therefore, Mr. Kovalik may not be able to satisfy those obligations. We have not asked Mr. Kovalik to reserve for such eventuality.

Our directors may decide not to enforce the indemnification obligations of our President, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.40 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay income taxes, and Mr. Kovalik asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Kovalik to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Kovalik to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.40 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 16, 2017 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 16, 2017 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 16, 2017 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 30 days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and no later than 90 days after the closing of our initial business combination to use our best efforts to have an effective registration statement covering such shares, and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants issued in our initial public offering, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and EarlyBirdCapital and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or their respective permitted transferees are registered.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued upon conversion of working capital loans, after taking into account Class A common stock redeemed in connection with the business combination. This is different from many other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We seek to complete a business combination with an operating company in the energy sector, but may also pursue acquisition opportunities with other characteristics, except that under our amended and restated certificate of incorporation we are not permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our executive officers, directors and members of our sponsor will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our executive officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside the energy sector, which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside the energy sector (which sectors may or may not be outside our management’s areas of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our executive officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of Class A common stock, par value $0.0001 per share and 6,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 10,220,522 and 3,953,670 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors; and
•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Hanna, Mr. Kovalik and our other executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have key-man insurance on the life of any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

None of our executive officers or directors has ever been associated with a special purpose acquisition corporation and such lack of experience could adversely affect our ability to consummate a business combination.

None of our executive officers or directors has ever been associated with a special purpose acquisition corporation. Our management’s lack of experience in operating a special purpose acquisition corporation could adversely affect our ability to consummate a business combination and could result in our not completing a business combination in the prescribed time frame.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our executive officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our executive officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including KLR Group. Mr. Kovalik and certain other persons who may make decisions for us are not independent from KLR Group and have other responsibilities within KLR Group. Conflicts related to the allocation of potential business opportunities to us will be considered and resolved on a case-by-case and discretionary basis by KLR Group, including Mr. Kovalik. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, certain of our executive officers and directors, including Mr. Kovalik, are employed by KLR Group, which provides investment banking services to a wide variety of clients. Mr. Kovalik and certain of our other officers who may make decisions for our business concurrently work for and receive compensation relating to such investment banking services. Such compensation may incentivize them to serve the interests of KLR Group’s investment banking business and its clients over our interests.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent accounting firm or independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In November 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In December 2015 and February and March 2016, our sponsor returned to us, at no cost, an aggregate of 1,972,500 founder shares, which we cancelled. In addition, in January 2016, our sponsor transferred 150,000 shares to Ms. Thom, our Chief Financial Officer, 50,000 shares to Mr. Dow, our Chief Operating Officer and General Counsel, and 10,000 shares each to Messrs. Abbas, Buckner and York, our directors. In March 2016, Mr. Dow and Ms. Thom returned to us, at no cost, 10,000 and 30,000 founder shares, respectively, which we cancelled. On March 21, 2016, the underwriters of our initial public offering exercised their over-allotment option in part. In connection with such partial exercise of the over-allotment option, our sponsor forfeited 253,670 shares of Class F common stock, which we canceled. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and EarlyBirdCapital (and/or its designees) purchased an aggregate of 8,408,838 private placement warrants, among which 7,863,150 insider warrants were purchased by our sponsor and 545,688 warrants were purchased by EarlyBirdCapital (and/or its designees) (“EBC”), each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $6.3 million, or $0.75 per warrant, that will also be worthless if we do not complete a business combination. In addition, as of December 31, 2016, our sponsor has loaned us an aggregate of $275,000, which is not payable until the closing of our business combination.

The founder shares are identical to the shares of common stock included in the units being sold in our initial public offering, except that (i) the founder shares are subject to certain transfer restrictions, (ii) our initial stockholders, officers, and directors have entered into letter agreements with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (b) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 16, 2017 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame) and (iii) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, in connection with the consummation of our business combination, or thereafter, we may retain KLR Group to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event our business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsor, executive officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement if our business combination is not completed and we do not have funds outside the trust account. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with approximately $85.6 million (including $228,000 held outside the trust as of December 31, 2016) that we may use to complete our initial business combination, less $46,330 in deferred underwriting commissions being held in the trust account.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders seek redemption.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, executive officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination and extended deadlines to complete business combinations. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and then only if we allow dissenting holders the opportunity to get their pro rata share from the trust account, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or the NASDAQ rules. Our initial stockholders, who beneficially own 20.0% of our common stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow holders to redeem their public shares unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay income taxes) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination. However, if such proceeds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our executive officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive, without taking into account, interest, if any, earned on the trust account, approximately $10.40 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders or our executive officers and directors purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase such control.

In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $21.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 8,185,320 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 8,408,838 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the initial holders or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have 300 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located outside the United States, or with operations located outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside the United States, or with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to oil and gas exploration and production companies.

Business combinations with oil and gas exploration and production companies entail special considerations and risks. If we acquire a target business in the oil and gas exploration and production industry, we may be subject to, and possibly adversely affected by, the following risks:

•	our success may be dependent on the prices of oil and natural gas;
•	low oil or natural gas prices and the substantial volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations;
•	our exploration, development and exploitation projects may require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth;
•	drilling for and producing oil and natural gas are highly speculative and involve a high degree of operational and financial risk, with many uncertainties that could adversely affect our business;
•	we may incur indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs;
•	our operations may be subject to operational hazards and unforeseen interruptions for which we may not be adequately insured;
•	our reserves and production may be concentrated in a few core areas, such that problems in production and markets relating to a particular area could have a material impact on our business;
•	the unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows;
•	our oil and natural gas reserves may be estimated and may not reflect the actual volumes of oil and natural gas we will recover, and significant inaccuracies in these reserves estimates or underlying assumptions could materially affect the quantities and present value of our reserves;
•	our identified drilling locations may be scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling;
•	our competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively;
•	strategic relationships upon which we may rely may be subject to change, which may diminish our ability to conduct our operations;
•	the marketability of our production may be dependent upon oil and natural gas gathering, processing and transportation facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas gathering, processing and transportation arrangements would have a material adverse effect on our revenue;
•	financial difficulties encountered by our oil and natural gas purchasers, third party operators or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets;
•	gathering, processing and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business;
•	a component of our growth may come through acquisitions, and our failure to identify or complete future acquisitions successfully could reduce our earnings and hamper our growth;

•	we may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations;
•	we may incur losses or costs as a result of title deficiencies in the properties in which we invest;
•	we may be required to write down the carrying value of our proved properties under accounting rules and these write-downs could adversely affect our financial condition;
•	hedging transactions, or the lack thereof, may limit our potential gains and could result in financial losses;
•	we may be subject to government regulation and liability, including complex environmental laws, which could require significant expenditures; and
•	we may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 811 Main Street, 18th Floor, Houston, Texas 77002. Our executive offices are provided to us by an affiliate of our sponsor at no cost to us. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “KLREU,” “KLRE” and “KLREW, respectively. Our units commenced public trading on March 11, 2016, and our Class A common stock and warrants commenced public trading on March 29, 2016.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Class A common stock and warrants as reported on the NASDAQ Capital Market for the period from March 11, 2016 through December 31, 2016.

Year Ended December 31, 2016	Units		Class A Common Stock		Warrants
	Low	High	Low	High	Low	High
March 11, 2016 through March 30, 2016	$9.98	$10.06	$9.925	$9.925	$0.19	$0.20
April 1, 2016 through June 30, 2016	$10.0401	$10.15	$9.90	$10.05	$0.16	$0.24
July 1, 2016 through September 30, 2016	$10.10	$10.50	$9.91	$10.1208	$0.175	$0.42
October 1, 2016 through December 31, 2016	$9.98	$10.50	$9.90	$10.1208	$0.16	$0.42

On February 24, 2017 our Class A common stock had a closing price of $10.40, our warrants had a closing price of $1.40 and our units had a closing price of $12.01.

(b) Holders

On February 24, 2017, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 6 holders of record of our Class F common stock and 4 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2016 and for the period from September 21, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

		For the Period From
	For the Year Ended	September 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
Statement of Operations Data:
General and administrative costs	$1,636,568	$9,712
Loss from operations	(1,636,568)	(9,712)
Interest income	196,808	-
Net loss	$(1,439,760)	$(9,712)

Weighted average shares outstanding, basic and diluted (1)	2,627,682	3,250,000

Basic and diluted net loss per share	$(0.55)	$(0.00)

Balance Sheet Data (end of period):
Total assets	$85,577,017	$219,453
Total liabilities	1,415,817	204,165
Class A common stock subject to possible redemption	79,161,198	-
Stockholders' Equity	5,000,002	15,288

Other Financial Data:
Net cash used in operating activities	$(595,662)	$(547)
Net cash used in investing activities	(85,127,329)	-
Net cash provided by financing activities	85,845,502	106,500

(1) This number excludes an aggregate of 7,597,044 shares subject to possible redemption at December 31, 2016, and an aggregate of 487,500 shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at December 31, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.  The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

On December 20, 2016, we entered into the Business Combination Agreement with Tema, pursuant to which we will acquire a portion of the equity of Rosehill Operating, a wholly-owned subsidiary of Tema. Pursuant to the terms of the Business Combination Agreement, KLRE (as Managing Member) will control Rosehill Operating. Rosehill Operating is a newly formed entity created to receive and operate oil and gas properties contributed by Tema.

We intend to finance the consideration for the Proposed Business Combination through a combination of cash held in our trust account and the proceeds of a private placement of an aggregate amount of 75,000 Series A Preferred Stock which will be convertible into shares of Class A Common Stock at a conversion price of $11.50 per share (subject to certain adjustments) and (b) 5,000,000 Warrants for aggregate gross proceeds of $75 million and 5,000,000 Warrants to certain qualified institutional buyers and accredited investors. Additionally, our sponsor agreed to contribute an aggregate of up to 734,704 shares of Class A common stock to the purchasers in the Private Placement. The proceeds from the Private Placement will be used to fund the cash portion of the consideration required to effect the Proposed Business Combination and for general corporate purposes, including to finance development and acquisition activities following the consummation of the Proposed Business Combination. The Private Placement is conditioned upon, and is expected to close concurrently with, the Proposed Business Combination. Pursuant to the Subscription Agreements, purchasers of Series A Preferred Stock and Warrants in the Private Placement will be entitled to certain registration rights, subject to customary black-out periods, cutback provisions and other limitations as set forth therein.

The Proposed Business Combination also calls for various additional agreements, including a Preferred Subscription Agreement, a Side Letter Agreement, a Shareholders’ and Registration Rights Agreement, a Waiver Agreement, among others as outlined in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 18, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.

Critical Accounting Policy

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2016, the Class A common stock that is subject to possible redemption at the redemption amount is presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheet.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2016 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2016, we had net losses of approximately $1.4 million, which consisted solely of operating expenses of approximately $1.6 million and offset by interest income from our Trust Account of approximately $197,000.

For the period from September 21, 2015 (inception) to December 31, 2015, we had minimal operating activities and had net losses of approximately $10,000, which consisted solely of operating expenses.

Liquidity and Capital Resources

We presently have no revenue; our net losses were approximately $1.4 million for the year ended December 31, 2016, and consist primarily of professional fees and costs related to our search for a business combination. Through December 31, 2016, our liquidity needs were satisfied through receipt of approximately $735,000 held outside of the Trust Account from the sale of Units upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, and proceeds from notes payable from the Sponsor in an aggregate amount of $275,000.

In order to meet our ongoing working capital needs, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial business combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $275,000 in loans currently outstanding as of December 31, 2016) may be converted upon consummation of our business combination into additional Private Placement Warrants at a price of $0.75 per Warrant. If we do not complete a business combination, the loans would be repaid only out of funds held outside of the Trust Account. In October 2016, the Sponsor provided a commitment to loan us up to an additional of $100,000 for working capital purpose. We have not borrowed any amount under this commitment as of December 31, 2016.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, we had approximately $228,000 in cash and cash equivalents held outside Trust Account, approximately $197,000 in interest income available from our investments in the Trust Account to pay our income tax obligations, and a working deficit of approximately $842,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the earlier of consummation of a business combination or September 16, 2017 unless our initial shareholders provide us funds for our working capital needs, including our sponsor’s commitment to loan up to of $100,000 to us.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

Initial Shares

In connection with the organization of our company, a total of 4,312,500 shares of Class F common stock were sold to the Sponsor at a price of approximately $0.006 per share for an aggregate of $25,000 (‘‘Founder Shares’’). In December 2015, February and March 2016, the Sponsor and our officers returned an aggregate of 575,000, 862,500, and 575,000 Founder Shares, respectively, at no cost. Also in March 2016, the Sponsor forfeited an aggregate of 253,670 Founder Shares at no cost upon receiving the underwriters’ notice of only a partial exercise of their over-allotment option. All of the Founder Shares forfeited were canceled by us.

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

Note Payable - Related Party

As of December 31, 2016, the Sponsor has loaned to us an aggregate of $275,000 to cover expenses related to our formation and the initial public offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial business combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

Other General and Administrative Services

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses may not be reimbursed by us unless we consummate an initial business combination. As of December 31, 2016, the total out-of-pocket expense incurred by KLR Group, LLC, an affiliate of our sponsor, was approximately $215,000 and for directors and officers was approximately $81,000.

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

We also pay Ms. Thom, our Chief Financial Officer, an annual salary of $200,000 until December 31, 2016. Upon the consummation of the business combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the business combination date. In addition, we agreed to reimburse KLR Group, LLC for certain expenses incurred in connection with the employment of Mr. Hanna, our Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary), parking, and health benefits, including 50% of each’s health insurance premiums. The total amount of expenses reimbursed as of December 31, 2016 was approximately $215,000.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopt the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Service Agreements

In September 2016, we entered into an agreement with a legal firm to assist us with the Proposed Business Combination. The vendor agreed to defer their fees until closing of the Proposed Business Combination. If such business combination is not successful, the vendor agreed to give us a 30% discount. As of December 31, 2016 the 30% discount on legal fees to be paid on the close of the acquisition were approximately $342,000. The 30% discount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to deferred underwriting commissions of $46,330. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the rust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents summarized unaudited quarterly financial data for each of the four quarters in the year ended December 31, 2016 and for the period from September 21, 2015 (inception) to December 31, 2015. The data has been derived from our unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
General and administrative costs	$123,329	$231,840	$174,032	$1,107,367
Loss from operations	(123,329)	(231,840)	(174,032)	(1,107,367)
Interest income	-	72,295	71,632	52,881
Net loss	$(123,329)	$(159,545)	$(102,400)	$(1,054,486)

Weighted average shares outstanding, basic and diluted	4,214,944	2,493,667	2,516,176	2,627,682

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.04)	$(0.40)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Period From September 21, 2015 (Inception) to December 31, 2015
General and administrative costs	$-	$-	$4,849	$4,863
Loss from operations	-	-	(4,849)	(4,863)
Interest income	-	-	-	-
Net loss	$-	$-	$(4,849)	$(4,863)

Weighted average shares outstanding, basic and diluted	-	-	-	3,250,000

Basic and diluted net loss per share	$-	$-	$-	$(0.00)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Gary C. Hanna	59	Chief Executive Officer and Director
Edward Kovalik	42	President and Director
T.J. Thom	44	Chief Financial Officer
Gregory R. Dow	53	Chief Operating Officer and Secretary
Gizman Abbas	44	Director
Charles O. Buckner	72	Director
Douglas W. York	55	Director

Gary C. Hanna, our Chief Executive Officer and Director since September 2015, has over 30 years of executive experience in the energy exploration and production and service sectors, with a primary focus in the mid-continent U.S. and Gulf of Mexico regions. Between June 2015 and September 2015, Mr. Hanna evaluated various investment and employment opportunities. Mr. Hanna was a consultant for Energy XXI Gulf Coast, Inc. from June 2014 to June 2015. From 2009 until June 2014, Mr. Hanna served as the Chief Executive Officer of EPL Oil & Gas, Inc., or EPL, a publicly-traded company that was acquired by Energy XXI in June 2014 for $2.3 billion, and was elected as a director of EPL in June 2010 and Chairman in 2013. From 2008 to 2009, Mr. Hanna served as President and Chief Executive Officer of Admiral Energy Services, a start-up company focused on the development of offshore energy services. From 1999 to 2007, Mr. Hanna served in various capacities at Tetra Technologies, Inc., an international oil and gas services production company, including serving as Senior Vice President from 2002 to 2007. Mr. Hanna also served as President and Chief Executive Officer of Tetra’s affiliate, Maritech Resources, Inc., and as President of Tetra Applied Technologies, Inc., another Tetra affiliate. From 1996 to 1998, Mr. Hanna served as the President and Chief Executive Officer of Gulfport Energy Corporation, a public oil and gas exploration company. From 1995 to 1998, he also served as the Chief Operations Officer for DLB Oil & Gas, Inc., a mid-continent exploration public company. From 1982 to 1995, Mr. Hanna served as President and Chief Executive Officer of Hanna Oil Properties, Inc., a company engaged in oil services and the development of mid-continent oil and gas prospects. Since November 2015, Mr. Hanna has served as a member of the boards of directors of Hercules Offshore, Inc. and Aspire Holdings Corp. Mr. Hanna holds a B.B.A. in Economics from the University of Oklahoma. Mr. Hanna is well-qualified to serve as director due to his extensive operational, financial and management background.

Edward Kovalik, our President and Director since September 2015, has been the Chief Executive Officer and Managing Partner of KLR Holdings and KLR Group, an investment bank specializing in the energy sector which he co-founded in the spring of 2012. Mr. Kovalik manages the firm and focuses on structuring bespoke financing solutions for the firm’s clients. Mr. Kovalik has over 17 years of experience as an investment banker. Prior to founding KLR Holdings, from 2002 until April 2012, Mr. Kovalik served in various capacities at Rodman & Renshaw, most recently as Head of Capital Markets and the head of Rodman’s Energy Investment Banking team. From 1999 to 2002, Mr. Kovalik was a Vice President at Ladenburg Thalmann & Co., where he focused on private placement transactions for public companies. Mr. Kovalik has served as a member of the boards of directors of River Bend Oil and Gas, LLC since June 2013 and Marathon Patent Group, Inc. a public company, since April 2014. Mr. Kovalik is well-qualified to serve as director due to his extensive financial and management background.

Tiffany J. (“T.J.”) Thom, our Chief Financial Officer since September 2015, has more than 20 years of financial and operational experience energy industry. Between December 2014 and September 2015, Ms. Thom evaluated various investment and employment opportunities. Ms. Thom was a consultant for Energy XXI Gulf Coast, Inc. from July 2014 to December 2014. Ms. Thom served in various capacities for EPL from October 2000 until June 2014, when EPL was acquired by Energy XXI for $2.3 billion. Ms. Thom served as Principal Financial Officer of EPL from July 2009, as Senior Vice President of Business Development from September 2009, as Chief Financial Officer from June 2010 and as Executive Vice President from January 2014, to June 2014. Ms. Thom helped lead EPL through its Chapter 11 bankruptcy proceeding which culminated in 2009. From 1992 to 2000, Ms. Thom served as Senior Reservoir Engineer for Exxon Production Company and ExxonMobil Company with operational roles, including reservoir engineering and subsurface completion engineering for numerous offshore Gulf of Mexico properties. Ms. Thom has served as a member of the board of directors of Yates Petroleum Corporation since October 2015 and as a member of the board of directors of Patterson-UTI Energy Inc. since August 2014. Ms. Thom holds a B.S. in Engineering from the University of Illinois and an M.B.A. in Management with a concentration in Finance from Tulane University.

Gregory R. Dow, our Chief Operating Officer and Secretary since September 2015, has served as the Chief Operating Officer and General Counsel of KLR Holdings since April 2012. Mr. Dow was General Counsel at Rodman & Renshaw Capital Group, Inc. from February 2008 until April 2012 and a Managing Director and the Deputy General Counsel at Cowen and Company, LLC from May 2004 until December 2007. From 1998 through 2004, Mr. Dow was a Director and the Equity Capital Markets Counsel at Merrill Lynch, serving in New York and in London, where he covered the UK, Europe, Middle East and Africa. Prior to that, he was Equity Capital Markets Counsel at Peregrine Capital Markets in Hong Kong, which at the time was the largest independent investment bank in Asia. Mr. Dow began his legal career at the law firm Milbank, Tweed, Hadley and McCloy, where he focused on Latin America. Mr. Dow also had five years of experience in strategic consulting with Taylor Research and Greenwich Associates, where he focused on telecommunications, media and financial industry clients. Mr. Dow is a graduate of the University of Virginia School of Law and Dartmouth College.

Gizman Abbas, our independent director since March 2016, has been a partner at Twenty First Century Utilities since March 2015. From July 2008 to March 2015, Mr. Abbas was a founding partner of the commodity investment business at Apollo Management. Previously, from July 2004 to July 2008, he was Vice President at Goldman Sachs, where he invested in the oil & gas, power, bio-fuels, metals & mining, and agriculture sectors. Mr. Abbas began his finance career in the investment banking division at Morgan Stanley, having previously been a Senior Project Engineer on oil & gas construction projects for Exxon Mobil Corporation and a Co-Op Power Engineer at Southern Company. Mr. Abbas holds an MBA from Kellogg School of Management and a BS in electrical engineering from Auburn University. Mr. Abbas is well-qualified to serve as director due to his extensive financial background.

Charles O. Buckner, our independent director since March 2016, has served as a director of Patterson-UTI since February 2007. Mr. Buckner, a private investor, retired from the public accounting firm of Ernst & Young LLP in 2002 after 35 years of service in a variety of client service and administrative roles, including chairmanship of Ernst & Young’s U.S. energy practice. Mr. Buckner served as a director of Energy Partners, Ltd., a publicly held company with oil and natural gas exploration and production on the continental shelf in the Gulf of Mexico from 2009 to 2014, Global Industries, Ltd., a marine construction services company with global operations from 2010 to 2011, Gateway Energy Corporation, a publicly held oil and gas pipeline company from 2008 to 2010, Horizon Offshore, Incorporated, a marine construction services company for the offshore oil and gas industry from 2003 to 2007, and Whittier Energy Corporation, a publicly held company with domestic onshore oil and natural gas exploration and production from 2003 to 2007. Mr. Buckner is a Certified Public Accountant and holds a Bachelor of Business Administration from the University of Texas and a Masters of Business Administration from the University of Houston. Mr. Buckner is well-qualified to serve as director due to his extensive accounting and financial background.

Douglas W. York, our independent director since March 2016, has served in a number of managerial and executive roles during his tenure in the E&P sector, most recently as Co-Founder and Managing Member of privately held Sequel Energy, LLC, or Sequel. Sequel was formed in 2006 and was focused on the acquisition and development of operated and non-operated interests in Louisiana, Oklahoma and North Dakota before divesting its assets in late 2013 and early 2014. Prior to co-founding Sequel Energy, Mr. York spent ten years with St. Mary Land and Exploration Company, a publicly-traded company with operations in multiple U.S. basins, where he served as Vice President, Engineering and Acquisitions from August 1996 until August 2003 and as Executive Vice President and Chief Operating Officer from September 2003 until March 2006. Mr. York served as Acquisitions Coordinator for the Rockies Region and as Regional Engineer for the Northern Business Unit during three years with Meridian Oil Company from 1993 to 1996. Mr. York began his career with ARCO Oil and Gas Company in 1983 where his roles included Drilling Engineering, Reservoir Engineering and Planning and Evaluation. Mr. York holds a B.S. Degree in Petroleum Engineering from the University of Tulsa. He has served on the Boards of the Independent Petroleum Association of the Mountain States, Montana Petroleum Association, Petroleum Engineering Advisory Board at the University of Tulsa and on the Development Board of Colorado UpLift. Mr. York is well-qualified to serve as director due to his extensive operational, financial and management background.

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Abbas, Buckner and York, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Hanna and Kovalik, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our executive officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors”, Messrs. Abbas, Buckner and York, as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Our audit committee is composed of three independent directors and our compensation committee is composed solely of independent directors.

Audit Committee

Messrs. Abbas, Buckner and York serve as members of our audit committee. Mr. Buckner serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. All members named in this committee are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Buckner qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter. Responsibilities of the audit committee include:

•         the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•         pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•         reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•         setting clear hiring policies for employees or former employees of the independent auditors;

•         setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•         obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•         reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•         reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Messrs. Abbas, Buckner and York. Mr. Abbas serves as chairman of the compensation committee. We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

•         reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•         reviewing and approving the compensation of all of our other executive officers;

•         reviewing our executive compensation policies and plans;

•         implementing and administering our incentive compensation equity-based remuneration plans;

•         assisting management in complying with our proxy statement and annual report disclosure requirements;

•         approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•         producing a report on executive compensation to be included in our annual proxy statement; and

•         reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Abbas, Buckner and York. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees. We have filed copies of our form of Code of Ethics and our Audit Committee charter as exhibits to our prospectus filed with the SEC on March 11, 2016. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Pursuant to an employment agreement entered into between us and Ms. Thom, we paid Ms. Thom an annual salary of $200,000 until December 31, 2016. Upon the consummation of the business combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the business combination date. In addition, we agreed to reimburse KLR Group, LLC, an affiliate of our sponsor, for certain expenses incurred in connection with the employment of Mr. Hanna, our Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary), parking, and health benefits, including 50% of each’s health insurance premiums. The total amount of expenses reimbursed as of December 31, 2016 was approximately $215,000. As of December 31, 2016, the total out-of-pocket expense incurred by KLR Group, LLC was approximately $215,000 and for directors and officers was approximately $81,000. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. None of our other executive officers, directors or director nominees have received any cash (or non-cash) compensation for services rendered to us. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

• each of our executive officers and directors that beneficially owns shares of our common stock; and

• all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,185,320 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 2,046,330 shares of our Class F common stock outstanding as of February 24, 2017. Voting power represents the combined voting power of Class A common stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class F common stock vote together as a single class. Currently, all of the shares of Class F common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class F Common Stock		Class A Common Stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Weiss Asset Management LP(2)	—	—	814,000	9.94%	7.96%
Polar Asset Management Partners Inc.(3)	—	—	818,000	9.99%	7.99%
Boothbay Absolute Return Strategies LP(4)	—	—	346,718	4.24%	3.39%
The K2 Principal Fund, L.P.(5)	—	—	500,000	6.11%	4.89%
AQR Capital Management, LLC(6)	—	—	500,000	6.11%	4.89%
KLR Energy Sponsor, LLC (our sponsor)(7)	1,856,330	90.72%	—	—	18.14%
Gary C. Hanna(8)	—	—	—	—	—
Edward Kovalik(7)	1,856,330	90.72%			18.14%
T.J. Thom	120,000	5.86%	20,000	*	*
Gregory R. Dow	40,000	1.95%	—	—	*
Gizman Abbas	10,000	*	—	—	*
Charles O. Buckner	10,000	*	—	—	*
Douglas W. York	10,000	*	—	—	*
All directors and executive officers as a group (7 individuals)	2,046,330	100%	20,000	*	20.20%

* Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KLR Energy Acquisition Corp., 811 Main Street, 18th Floor, Houston, TX 77002.
(2)	BIP GP LLC, a Delaware limited liability company (“BIP GP”), Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), Andrew M. Weiss, Ph.D., have a business address of 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116. BIP GP LLC has shared voting and dispositive power with respect to 510,880 shares. Weiss Asset Management, WAM GP and Andrew Weiss has shared voting and dispositive power of all the shares. The shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(3)	The principal executive offices of Polar Asset Management Partners Inc. are located at 811 Main Street, 18th Floor, Houston, Texas 77002. Polar Asset Management Partners Inc., a company incorporated under the laws on Ontario, Canada, serves as the investment advisor to Polar Multi Strategy Master Fund (“PMSMF”), a Cayman Islands exempted company, with respect to shares directly held by PMSMF. Polar Asset Management Partners Inc. holds sole voting and dispositive power of the shares.
(4)	Includes shares of Class A common stock that are part of the Units held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership. Boothbay Fund Management, LLC, a Delaware limited liability company, acts as investment manager of Boothbay Absolute Return Strategies LP. Ari Glass (“Glass”) is Managing Member of Boothbay Fund Management, LLC. By virtue of these relationships, Boothbay Fund Management, LLC and Glass may be deemed to have shared voting and dispositive power with respect to the Units owned directly by Boothbay Absolute Return Strategies LP. The principal executive offices of Boothbay Absolute Return Strategies LP and Boothbay Fund Management, LLC is 810 7th Avenue, Suite 615, New York, NY 10019-5818. Boothbay Absolute Return Strategies LP, Boothbay Fund Management, LLC and Glass disclaim beneficial ownership of the Units except to the extent of their pecuniary interest.
(5)	Includes shares of Class A common stock that are part of the Units held by The K2 Principal Fund, L.P. The principal executive offices of Shawn Kimel, Shawn Kimel Investments, Inc., an Ontario corporation (“SKI“), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund“), K2 GenPar L.P., an Ontario limited partnership (the “GP“), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009“), and K2 & Associates Investment Management Inc. (“K2 & Associates”), an Ontario corporation are located at 811 Main Street, 18th Floor, Houston, TX 77002. Mr. Kimel is president of each of SKI, the GP, GenPar 2009 and K2 & Associates. The GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP. GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. Each of the Fund, GP, GenPar2009, SKI and Mr. Kimel may be deemed to be beneficial owners of the units that are held by Fund. Mr. Kimel is president of each of SKI, the GP, GenPar 2009 and K2 and Associates, and exercises ultimate voting and investment powers over the shares that are held of record by the Fund.
(6)	The business address of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC is Two Greenwich Plaza, Greenwich, CT 06830. AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC share voting and dispositive power of the shares. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners is deemed to be controlled by AQR Capital Management, LLC.
(7)	These shares represent the founder shares held by our sponsor. KLR Group Investments, LLC is the managing member of our sponsor. Mr. Kovalik is the managing member of KLR Holdings, LLC, which owns 100% of KLR Group Investments, LLC, which is the managing member of KLR Energy Sponsor, LLC.
(8)	Mr. Hanna does not beneficially own any shares of our common stock. However, Mr. Hanna has a pecuniary interest in shares of our common stock through his ownership of membership interests of KLR Energy Sponsor, LLC.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In November 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In December 2015 and February and March 2016, our sponsor returned to us, at no cost, an aggregate of 1,972,500 founder shares, which we cancelled. In addition, in January 2016, our sponsor transferred 150,000 shares to Ms. Thom, our Chief Financial Officer, 50,000 shares to Mr. Dow, our Chief Operating Officer and General Counsel, and 10,000 shares each to Messrs. Abbas, Buckner and York, our directors. In March 2016, Mr. Dow and Ms. Thom returned to us, at no cost, 10,000 and 30,000 founder shares, respectively, which we cancelled. On March 21, 2016, the underwriters of our initial public offering exercised their over-allotment option in part. In connection with such partial exercise of the over-allotment option, our sponsor forfeited 253,670 shares of Class F common stock, which we cancelled.

Our sponsor and EarlyBirdCapital, pursuant to a written agreement, purchased 7,863,150 and 545,688 private placement warrants, respectively, for a purchase price of $0.75 per warrant in a private placement that occurred simultaneously with the closing of our initial offering. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Management — Conflicts of Interest,” if any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

KLR Group Holdings, LLC, an affiliate of our sponsor, has agreed to provide, at no cost to us, office space and general administrative services.

Pursuant to an employment agreement entered into between us and Ms. Thom, we paid Ms. Thom an annual salary of $200,000 until December 31, 2016. Upon the consummation of the business combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the business combination date. We also reimburse KLR Group, LLC, an affiliate of our sponsor, for certain expenses to be incurred in connection with our employment of Mr. Hanna and Ms. Thom, including employment related taxes (to be paid in connection with Ms. Thom’s annual salary) parking and health benefits, including 50% of each’s health insurance premiums. The total amount of expenses reimbursed as of December 31, 2016 was approximately $215,000. Mr. Hanna and Ms. Thom have agreed, pursuant to their employment agreements, (i) to maintain in strictest confidence any confidential information they receive relating to actual or potential businesses of ours or our affiliates, (ii) not to solicit employees of ours or our affiliates for one year following termination of employment by Mr. Hanna or Ms. Thom, respectively and (iii) not to solicit any business from any client of ours or an affiliate of ours for six months following the resignation or termination for cause of Mr. Hanna or Ms. Thom, respectively, or three months with respect to a prospective client.

Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2016, the total out-of-pocket expense incurred by KLR Group, LLC was approximately $215,000 and for directors and officers was approximately $81,000.

As of December 31, 2016, the Sponsor has loaned to us an aggregate of $275,000 to cover expenses related to our formation and the initial public offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial business combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our executive officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including any loans described above) may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with the consummation of our business combination, or thereafter, we may retain KLR Group provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees upon consummation of such business combination or thereafter. The amount of fees we pay to KLR Group will be based upon the prevailing market for similar services rendered by comparable investment banks for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. KLR Group will not be asked to render a fairness opinion with respect to our initial business combination as KLR Group may have a conflict of interest by virtue of its affiliation with our sponsor. As a consequence, we may be required to retain another firm to render such an opinion if one is required.

In October 2016, we entered into an agreement with a placement agent and KLR Group, LLC in connection with the PIPE Investment. As compensation for the services, we agreed to pay the placement agents and KLR Group a cash fee equals to 5.5% of the aggregate gross proceeds of the PIPE Investment (or $4.125 million). Such fee will be split 50-50 among the placement agent and KLR Group. The PIPE Investment would be terminated if the closing of the Proposed Business Combination was not successful.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. However, the amount of such compensation may not be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Additionally, our Sponsor and Tema’s parent, Rosemore, Inc. (“Rosemore”) have agreed to additional transfer restrictions, which include restrictions on the transfer of (i) 33% of their common stock through the first anniversary the closing date of the Proposed Business Combination and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share (or, in connection with underwritten offerings by our Sponsor and Tema and subject to certain conditions, at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share) will be permitted between the first and second anniversaries of the closing date of the Proposed Business Combination.

Waiver Agreement

In December 2016, our Sponsor entered in to the waiver agreement (“Waiver Agreement”) with us, pursuant to which the Sponsor agreed to cap (a) the number of shares of Class A common stock to be received by the Sponsor upon conversion of the shares of Class F common stock held by the Sponsor in connection with the Proposed Business Combination at 4,250,000 shares of Class A common stock and (b) the number of warrants that the Sponsor will hold prior to the consummation of the Proposed Business Combination at 7,863,150 warrants.

Sponsor’s Agreements

On December 20, 2016, our Sponsor and Rosemore entered into a side letter (“Side Letter”), pursuant to which the parties agreed to backstop redemptions by our public stockholders in excess of 30% of the outstanding shares of Class A common stock by purchasing shares of Class A common stock or Series A preferred stock in an amount up to $20 million.

In connection with the Proposed, the Sponsor agreed to transfer (i) 734,704 shares of Class A common stock to certain investors in the PIPE Investment and (ii) 750,000 warrants to purchase Class A common stock to Rosemore, as consideration for entering to the Side Letter and the PIPE Investment.

Item 14. Principal Accountant Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2016 totaled approximately $28,000 and approximately $58,000 related to audit services in connection with our initial public offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2016, we did not pay Marcum LLP for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the year ended December 31, 2016.

All Other Fees. We did not pay Marcum LLP for other services for the year ended December 31, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 10, 2016, between the Company and EarlyBird Capital, Inc.(1)
1.2	Letter Agreement, dated March 10, 2016, between the Company and EarlyBird Capital, Inc.(1)
2.1	Business Combination Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Tema Oil and Gas Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(4)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Class A Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Warrant Agreement, dated March 10, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
4.5	Shareholders’ and Registration Rights Agreement, dated as of December 20, 2016, by and among Tema Oil and Gas Company, KLR Energy Sponsor, LLC, KLR Energy Acquisition Corp., Anchorage Illiquid Opportunities V, L.P. and AIO V AIV 3 Holdings, L.P.(2)
10.1	Securities Subscription Agreement, dated November 20, 2015, between the Registrant and KLR Energy Sponsor, LLC.(4)
10.2	Letter Agreement by and between the Company, the initial shareholder, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated March 10, 2016, between the Company and Continental Stock Transfer & Trust Company.(1)
10.4	Registration Rights Agreement, dated March 10, 2016, between the Company and certain security holders.(1)
10.5	Third Amended and Restated Sponsor Warrants Purchase Agreement between the Company and KLR Energy Sponsor, LLC.(1)
10.6	Amended and Restated Warrants Purchase Agreement between the Company and EarlyBird Capital, Inc.(1)
10.7	Form of Indemnity Agreement.(3)
10.8	Employment Agreement, dated September 21, 2015, by and between the Registrant and Gary C. Hanna.(4)
10.9	Employment Agreement, dated September 21, 2015, by and between the Registrant and T.J. Thom.(4)
10.10	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and AIO V AIV 3 Holdings, L.P.(2)
10.11	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Anchorage Illiquid Opportunities V, L.P.(2)
10.12	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Geode Diversified Fund, a segregated account of Geode Capital Master Fund Ltd.(2)
10.13	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and The K2 Principal Fund, L.P.(2)

10.14	Side Letter, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp., KLR Energy Sponsor, LLC and Rosemore, Inc.(2)
10.15	Waiver Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp., and KLR Energy Sponsor, LLC.(2)
14	Code of Business and Ethics. (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 16, 2016.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 20, 2016.
(3)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement (File no. 333-209041) on Form S-1/A, filed with the Commission on February 5, 2016.
(4)	Incorporated by reference to the Company’s Registration Statement (File no. 333-209041) on Form S-1, filed with the Commission on January 19, 2016.

KLR ENERGY ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations for the year ended December 31, 2016 and the period from September 21, 2015 (inception) through December 31, 2015	F-4

Statement of Changes in Stockholders’ Equity for the year ended December 31, 2016 and the period from September 21, 2015 (inception) through December 31, 2015	F-5

Statements of Cash Flows for year ended December 31, 2016 and the period from September 21, 2015 (inception) through December 31, 2015	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of KLR Energy Acquisition Corp.

We have audited the accompanying balance sheets of KLR Energy Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and the period from September 21, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KLR Energy Acquisition Corp., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from September 21, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2016 are not sufficient to complete its planned activities through September 16, 2017, the date the Company is required to liquidate if it has not completed a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

February 27, 2017

KLR ENERGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$228,464	$105,953
Prepaid expenses	24,416	-
Total current assets	252,880	105,953
Deferred offering costs associated with initial public offering	-	113,500
Cash and marketable securities held in Trust Account	85,324,137	-
Total assets	$85,577,017	$219,453

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,094,487	$8,643
Accounts payable - related party	-	20,522
Total current liabilities	1,094,487	29,165
Note payable - related party	275,000	175,000
Deferred underwriting commission	46,330	-
Total liabilities	1,415,817	204,165

Commitments
Class A common stock, $0.0001 par value; 7,597,044 and -0- shares are subject to possible redemption at December 31, 2016 and 2015, respectively	79,161,198	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 588,276 and -0- shares issued and outstanding (excluding 7,597,044 and -0- shares subject to possible redemption) at December 31, 2016 and 2015, respectively	59	-
Class F common stock, $0.0001 par value; 6,000,000 shares authorized; 2,046,330 and 3,737,500 (1) shares issued and outstanding at December 31, 2016 and 2015, respectively	205	374
Additional paid-in capital	6,449,210	24,626
Accumulated deficit	(1,449,472)	(9,712)
Total Stockholders' Equity	5,000,002	15,288
Total Liabilities and Stockholders' Equity	$85,577,017	$219,453

(1) This number includes an aggregate of 253,670 shares forfeited upon consummation of the partial exercise of over-allotment option by the underwriters on March 21, 2016, and an aggregate of 862,500 and 575,000 shares forfeited at no cost in February and March 2016, respectively (Note 6).

The accompanying notes are an integral part of these financial statements.

KLR ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period From
	For the Year Ended	September 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
General and administrative costs	$1,636,568	$9,712
Loss from operations	(1,636,568)	(9,712)
Interest income	196,808	-
Net loss	$(1,439,760)	$(9,712)

Weighted average shares outstanding, basic and diluted (1)	2,627,682	3,250,000

Basic and diluted net loss per share	$(0.55)	$(0.00)

(1) This number excludes an aggregate of 7,597,044 shares subject to possible redemption at December 31, 2016, and an aggregate of 487,500 shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at December 31, 2015.

The accompanying notes are an integral part of these financial statements.

KLR ENERGY ACQUISTION CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 21, 2015	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor, net (1)	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(9,712)	(9,712)
Balance - December 31, 2015	-	$-	3,737,500	$374	$24,626	$(9,712)	$15,288
Forfeiture and retirement of common stock	-	-	(1,691,170)	(169)	169	-	-
Sale of units in initial public offering, net of offering costs	8,185,320	819	-	-	79,278,224	-	79,279,043
Sale of private placement warrants to Sponsor and underwriter in private placement	-	-	-	-	6,306,629	-	6,306,629
Common stock subject to possible redemption	(7,597,044)	(760)	-	-	(79,160,438)	-	(79,161,198)
Net loss			-	-		(1,439,760)	(1,439,760)
Balance - December 31, 2016	588,276	59	2,046,330	$205	$6,449,210	$(1,449,472)	$5,000,002

(1) This number includes an aggregate of 253,670 shares forfeited upon consummation of the partial exercise of over-allotment option by the underwriters on March 21, 2016, and an aggregate of 862,500 and 575,000 shares forfeited at no cost in February and March 2016, respectively (Note 6).

The accompanying notes are an integral part of these financial statements.

KLR ENERGY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the Period From
	For the Year Ended	September 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,439,760)	$(9,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	-	522
Interest earned on cash and marketable securities held in Trust Account	(196,808)	-
Changes in operating assets and liabilities:
Prepaid expenses	(24,416)	-
Accounts payable and accrued expenses	1,085,844	8,643
Accounts payable - related party	(20,522)	-
Net cash used in operating activities	(595,662)	(547)

Cash Flows from Investing Activities
Principal deposited in trust account	(85,127,329)	-
Net cash used in investing activities	(85,127,329)	-

Cash Flows from Financing Activities
Proceeds received from note payable to related party	100,000	175,000
Proceeds from issuance of common stocks to Sponsor	-	25,000
Payment of deferred offering costs	-	(93,500)
Proceeds from initial public offering, net of offering costs	79,438,873	-
Proceeds from private placement	6,306,629	-
Net cash provided by financing activities	85,845,502	106,500

Net increase in cash and cash equivalents	122,511	105,953

Cash and cash equivalents - beginning of the period	105,953	-
Cash and cash equivalents - ending of the period	$228,464	$105,953

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs made by Sponsor and included in accounts payable to related party	$-	$20,000
Reclassification of deferred offering costs to equity	$113,500	$-
Initial value of Class A common stock subject to possible redemption	$78,646,412	$-
Change in value of Class A common stock subject to possible redemption	$514,786	$-
Deferred underwriting commissions	$46,330	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization, Plan of Business Operations

KLR Energy Acquisition Corp. (the “Company” or “KLRE”) was incorporated in Delaware on September 21, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region.

All activity through December 31, 2016 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”) and, since the closing of the Initial Public Offering, a search for a Business Combination candidate described below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

At December 31, 2016, the Company has approximately $228,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

The Company will provide the public stockholders, who are the holders of the shares of Class A common stock which were sold as part of the Units in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket (“Public Shares”), including the Company’s stockholders prior to the Initial Public Offering (including the Sponsor) (the “Initial Stockholders”) to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of income taxes payable) divided by the number of then outstanding shares of Class A common stock. As of December 31, 2016, the Company had approximately $85.3 million in the Trust Account, and the conversion amount per share in any subsequent business combination or liquidation would have been approximately $10.42 per public share. In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,002 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval by law or pursuant to a stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act (as defined below), which regulate issuer tender offers, and (ii) file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies. If, however, stockholder approval of a transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and file materials with the SEC.  If the Company is required, or otherwise decides, to seek stockholder approval, the Company will complete the initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

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

On December 20, 2016, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Tema Oil and Gas Company (“Tema”), pursuant to which the Company will acquire a portion of the equity of Rosehill Operating Company, LLC (“Rosehill Operating”), a wholly-owned subsidiary of Tema (“Proposed Business Combination”). See Note 9.

Note 2 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had approximately $228,000 in cash and cash equivalents held outside Trust Account, approximately $197,000 in interest income available from the Company's investments in the Trust Account to pay its income tax obligations, and a working capital deficit of approximately $842,000. In October 2016, the Sponsor provided a commitment to loan the Company up to an additional of $100,000 for working capital purpose. The Company has not borrowed any amount under this commitment as of December 31, 2016. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 16, 2017. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. At December 31, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $85.3 million in United States Treasury Bills and approximately $10 in cash. At December 31, 2016, there was approximately $197,000 of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2016, the Class A common stock that is subject to possible redemption at the redemption value is presented as temporary equity, outside of the stockholders’ equity section of the Company’s Balance Sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by various taxing authorities since its inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 and 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $2.6 million were charged to shareholders’ equity upon completion of the Initial Public Offering, including $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions related to the consummation of the Over-Allotment Units deferred until the completion of the Company’s initial Business Combination and recorded as a liability in the accompanying Balance Sheet.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 7,597,044 shares of Class A common stock subject to possible redemption at December 31, 2016 and an aggregate of 487,500 shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at December 31, 2015, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 16,594,158 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopt the methodologies prescribed by ASU 2014-15 the adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

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

The Placement Warrants are similar to the warrants sold in the Initial Public Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination.  EBC has agreed that EBC (and its designees) will not be permitted to exercise any Private Placement Warrants after the five-year anniversary of the effective date of the Registration Statement. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the warrants sold in the Initial Public Offering.

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

Note 6 - Related Party Transactions

Initial Shares

In connection with the organization of the Company, a total of 4,312,500 shares of Class F common stock were sold to the Sponsor at a price of approximately $0.006 per share for an aggregate of $25,000 (‘‘Founder Shares’’). In December 2015, February and March 2016, the Sponsor and the Company’s officers returned an aggregate of 862,500, and 575,000 Founder Shares, respectively, at no cost. Also in March 2016, the Sponsor forfeited an aggregate of 253,670 Founder Shares at no cost upon receiving the underwriters’ notice of only a partial exercise of their over-allotment option. All of the Founder Shares forfeited were canceled by the Company.

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

Note Payable - Related Party

As of December 31, 2016, the Sponsor has loaned to the Company an aggregate of $275,000 to cover expenses related to the Company’s formation and the Initial Public Offering. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial Business Combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

In October 2016, the Sponsor provided a commitment to loan the Company up to an additional of $100,000 for working capital purpose. The Company has not borrowed any amount under this commitment as of December 31, 2016.

Other General and Administrative Services

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses may not be reimbursed by the Company unless the Company consummates an initial Business Combination. As of December 31, 2016, the total out-of-pocket expense incurred by KLR Group, LLC, an affiliate of the Sponsor, was approximately $215,000 and for directors and officers was approximately $81,000.

The Company also paid Ms. Thom, the Chief Financial Officer, an annual salary of $200,000 through December 31, 2016. Upon the consummation of the Business Combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the Business Combination date. In addition, the Company agreed to reimburse KLR Group, LLC for certain expenses incurred in connection with the employment of Mr. Hanna, the Company’s Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary), parking, and health benefits, including 50% of each’s health insurance premiums. The total amount of expenses reimbursed as of December 31, 2016 was approximately $215,000.

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

Other Service Agreements

In September 2016, the Company entered into an agreement with a legal firm to assist the Company with the Proposed Business Combination. The vendor agreed to defer their fees until closing of the Proposed Business Combination. If such business combination is not successful, the vendor agreed to give a 30% discount to the Company. As of December 31, 2016, the discount on legal fees to be paid on the close of the acquisition were approximately $342,000. The discount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of December 31, 2016.

Note 8 – Stockholders’ Equity

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2016, no preferred stock is issued or outstanding.

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

As of December 31, 2016, the Company has issued an aggregate of 8,185,320 shares of Class A common stock, inclusive of 7,597,044 shares of Class A common stock subject to possible redemption classified as temporary equity in the accompanying Balance Sheet, and 2,046,330 shares of Class F common stock.

Note 9 – Proposed Business Combination

Business Combination Agreement

On December 20, 2016, the Company entered into the Business Combination Agreement with Tema, pursuant to which the Company will acquire a portion of the equity of Rosehill Operating, to which Tema will contribute and transfer certain assets and liabilities prior to closing of the Proposed Business Combination, for the aggregate consideration of:

(i) Initial cash payment of $35 million (“Cash Consideration”), and issuance of 29,807,692 shares of the newly created Class B common stock to Rosehill Operating (which cash and shares of Class B common stock will immediately be distributed by Rosehill Operating to Tema);

(ii) The assumption by Rosehill Operating of $55 million in Tema indebtedness under its existing secured line of credit (“Tema Liabilities”); and

(iii) Additional contribution of the remaining cash proceeds of the Trust Account and in connection with the PIPE Investment (as defined below) in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants (as defined below).

In connection with the closing of the Proposed Business Combination, the Company will issue to Rosehill Operating 4,000,000 warrants exercisable for shares of KLRE’s Class A common stock in exchange for 4,000,000 warrants exercisable for Rosehill Operating’s Common Units, represent membership interest in Rosehill Operating (such class of warrants, the “Rosehill warrants”).

Additionally, the Sponsor and Tema’s parent, Rosemore, Inc. (“Rosemore”) have agreed to additional transfer restrictions, which include restrictions on the transfer of (i) 33% of their common stock through the first anniversary the closing date of the Proposed Business Combination and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share (or, in connection with underwritten offerings by the Sponsor and Tema and subject to certain conditions, at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share) will be permitted between the first and second anniversaries of the closing date of the Proposed Business Combination.

Sponsor’s Agreement

In December 2016, the Sponsor entered in to the waiver agreement (“Waiver Agreement”) with the Company, pursuant to which the Sponsor agreed to cap (a) the number of shares of Class A common stock to be received by the Sponsor upon conversion of the shares of Class F common stock held by Sponsor in connection with the Proposed Business Combination at 4,250,000 shares of Class A common stock and (b) the number of warrants that the Sponsor will hold prior to the consummation of the Proposed Business Combination at 7,863,150 warrants.

On December 20, 2016, the Sponsor and Rosemore entered into a side letter (“Side Letter”), pursuant to which the parties agreed to backstop redemptions by the Company’s Public Stockholders in excess of 30% of the outstanding shares of Class A common stock by purchasing shares of Class A common stock or Series A preferred stock (Note 8) in an amount up to $20 million. In connection with the Business Combination, the Sponsor agreed to transfer (i) 734,704 shares of Class A common stock to certain investors in the PIPE Investment (see below) and (ii) 750,000 warrants to purchase Class A common stock to Rosemore, as consideration for entering to the Side Letter and the PIPE Investment.

Additionally, the Sponsor and Tema’s parent, Rosemore, Inc. (“Rosemore”)  have agreed to additional transfer restrictions, which include restrictions on the transfer of (i) 33% of their common stock through the first anniversary the closing date of the Proposed Business Combination and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share (or, in connection with underwritten offerings by the Sponsor and Tema and subject to certain conditions, at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share) will be permitted between the first and second anniversaries of the closing date of the Proposed Business Combination.

Proposed Changes to the Capital Structure

a – Proposed Increase Authorized Class A common stock

The Company is seeking shareholder approval to amend its charter to increase the authorized shares of the Company’s Class A common stock to 95,000,000 shares.

b- Proposed 8.0% Series A Cumulative Perpetual Preferred stock

The Company intends to issue 75,000 shares of 8.0% Series A Cumulative Perpetual Preferred stock (the “Series A Preferred stock”) pursuant to the PIPE Investment (as defined below). Pursuant to the proposed certificate of designations (“Proposed Certificate of Designations”), holders of Series A Preferred stock will be entitled to receive, when, as and if declared by the Company’s board of directors, cumulative dividends, payable in cash, Class A common stock, or a combination thereof, at an annual rate of 8% on the $1,000 liquidation preference per share of the Series A Preferred stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on an agreed commencement date, to be determined upon closing of the Proposed Business Combination.

Each share of Series A Preferred stock has a liquidation preference of $1,000 per share and is convertible, at the holder’s option at any time, initially into 89.9565 shares of the Company’s Class A common stock (which is equivalent to an initial conversion price of approximately $11.50 per share of Class A common stock), subject to specified adjustments and limitations as set forth in the Proposed Certificate of Designations. Based on the initial conversion rate, 6,521,739 shares of the Company’s Class A common stock would be issuable upon conversion of all of the Series A Preferred stock.

At any time on or after the second anniversary of the closing date of the Proposed Business Combination, the Company may, at its option, give notice of the Company’s election to cause all outstanding shares of Series A Preferred stock to be automatically converted into shares of Class A common stock at the applicable conversion rate, if the closing sale price of the Company’s Class A common stock equals or exceeds 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. However, in any 30-day period, the Company may not convert a number of shares of Series A Preferred stock in excess of the number of shares of Series A Preferred stock which would convert into 15% of the number of shares of Class A common stock traded on NASDAQ in the preceding calendar month.

Except as required by law or the Certificate of Incorporation, which includes the Certificate of Designations, the holders of Series A Preferred stock have no voting rights (other than with respect to certain matters regarding the Series A Preferred stock or when dividends payable on the Series A Preferred stock have not been paid for an aggregate of six or more quarterly dividend periods, whether or not consecutive).

Upon the Company’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of Series A Preferred stock will be entitled to receive a liquidation preference in the amount of $1,000 per share of Series A Preferred stock, plus an amount equal to accrued and unpaid dividends on the shares to but excluding the date fixed for liquidation, winding-up or dissolution, to be paid out of our assets legally available for distribution to the Company’s stockholders, after satisfaction of liabilities to its creditors and distributions to holders of shares of senior stock and before any payment or distribution is made to holders of junior stock (including Class A common stock).

c- Proposed Class B Common Stock

The Company’s proposed Class B common stock (“Class B common stock”) will be a newly issued class of common stock, with a par value of $0.0001 per share. Shares of Class B common stock may be issued only to Tema, their respective successors and assigns, as well as any permitted transferees of Tema. A holder of Class B common stock may transfer shares of Class B common stock to any transferee (other than KLRE) only if, and only to the extent permitted, such holder also simultaneously transfers an equal number of such holder’s Rosehill Operating Common Units to such transferee. Holders of the Class B common stock will vote together as a single class with holders of our Class A common stock on all matters properly submitted to a vote of the stockholders. In addition, the holders of Class B common stock, voting as a separate class, will be entitled to approve any amendment, alteration or repeal of any provision of the Company’s proposed certificate that would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B common stock. Holders of Class B common stock will not be entitled to any dividends from KLRE and will not be entitled to receive any of our assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

Tema will generally have the right to cause Rosehill Operating to redeem all or a portion of its Rosehill Operating Common Units in exchange for shares of KLRE’s Class A common stock or, at Rosehill Operating’s option, an equivalent amount of cash; provided that we may, at KLRE’s option, effect a direct exchange of cash or Class A common stock for such Rosehill Operating Common Units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating Common Units held by Tema, a corresponding number of shares of Class B common stock will be cancelled. The Company will be required to maintain a one-to-one ratio between the number of outstanding shares of KLRE’s Class B common stock and the number of Rosehill Operating Common Units owned by Tema. This construct is intended to result in Tema having a voting interest in KLRE that is identical to Tema’s percentage economic interest in Rosehill Operating.

PIPE Investment

The Company intends to finance the consideration for the Proposed Business Combination through a combination of cash held in its Trust Account and the proceeds of the private placement of 75,000 shares of Series A preferred stock and 5,000,000 warrants exercisable for Class A common stock, to certain qualified institutional buyers and accredited investors (the “PIPE Investment”) for a gross proceed of $75 million, expected to close concurrently with the Proposed Business Combination. The warrants issued in connection with the PIPE Investment will have the same terms as the Warrants issued in the Initial Public Offering. The holders of Series A Preferred stock are entitled to 8.0% annual dividends, payable in cash or in-kind, and is convertible into shares of the Company’s Class A Common Stock based on a conversion price of $11.50 per share. The proceeds of the PIPE Investment will be used to fund the cash portion of the consideration required to effect the Proposed Business Combination and for general corporate purposes, including to finance development and potential acquisition activities following completion of the Proposed Business Combination.

The PIPE Investment is contingent upon stockholder approval of the Business Combination proposal, the NASDAQ proposal and consummation of the Proposed Business Combination. The issuance of securities convertible into or exercisable or exchangeable for Class A common stock, in an amount that is 20% or more of our outstanding Class A common stock in connection with the Business Combination Agreement and the PIPE Investment requires stockholder approval of the NASDAQ Proposal.

In October 2016, the Company entered into an agreement with a placement agent and KLR Group, LLC (“KLR Group”) in connection with the PIPE Investment. As compensation for the services, the Company agreed to pay the placement agents and KLR Group a cash fee equals to 5.5% of the aggregate gross proceeds of the PIPE Investment (or $4.125 million). Such fee will be split 50-50 among the placement agent and KLR Group. The PIPE Investment would be terminated if the closing of the Proposed Business Combination was not successful.

Tax Receivable Agreement

Prior to or at the closing of the Proposed Business Combination, the Company will enter into a Tax Receivable Agreement with Tema (the “Tax Receivable Agreement”). The Tax Receivable Agreement will generally provide for the payment by the Company to Tema of 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Proposed Business Combination as a result of (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the Cash Consideration, the shares of Class B common stock and the Tema warrants and the deemed distribution to Tema attributable to Rosehill Operating’s assumption of the Tema Liabilities in connection with the business combination, (ii) the tax basis increases in the assets of Rosehill Operating resulting from the redemption by Rosehill Operating or the exchange by the Company, as applicable, of Rosehill Operating Common Units for Class A common stock or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 10% of these cash savings.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Business Combination Agreement is subject to certain closing conditions, including, among others, (i) the requisite KLRE’s stockholder approval; (ii) the absence of governmental restraints or prohibitions preventing the consummation of the Business Combination; (iii) the completion by KLRE of a process pursuant to which the Public Stockholders are given an opportunity to redeem their shares of Class A Common Stock; (iv) approvals under relevant U.S. and foreign competition and antitrust laws; (v) the accuracy of certain representations and warranties of the parties; (v) performance by each of the parties of their obligations under the Business Combination Agreement; (vi) the consummation of the transactions contemplated by the contribution agreement pursuant to which Tema will contribute certain assets and liabilities to Rosehill Operating; (vii) consummation of the PIPE Investment and any replacement debt financing; (viii) the approval for listing on NASDAQ of newly issued Class B common stock to be issued in connection with the Business Combination and (ix) that KLRE have available cash in an amount not less than $92 million.

Termination

The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination (whether before or after the required KLRE stockholder vote has been obtained) by mutual written consent of KLRE and Tema and in certain other limited circumstances, including if the Proposed Business Combination has not been consummated by May 31, 2017.

Note 10 – Income Taxes

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryovers	$133,545	$3,302
Other	50,569	-
Total deferred tax assets	184,114	3,302
Valuation allowance	(184,114)	(3,302)
Deferred tax assets, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

For the Period From
	For the Year Ended	September 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
Federal
Current	$-	$-
Deferred	(180,812)	(3,302)
State and Local
Current	-	-
Deferred	-	-
Change in Valuation allowance	180,812	3,302
Income tax provision (benefit)	$-	$-

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $393,000 available to offset future taxable income. These NOLs expire beginning in 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016, the change in the valuation allowance was approximately $181,000.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

		For the Period From
	For the Year Ended	September 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
Statutory federal income tax rate	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	0.0%	0.0%
Merger and acquisition cost	21.0%	0.0%
Other	0.5%	0.0%
Change in valuation allowance	12.6%	34.0%
Income tax provision (benefit)	(0.1)%	0.0%

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued.

F-17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2017	KLR ENERGY ACQUISITION CORP.

	By:	/s/ Gary C. Hanna
Name: Gary C. Hanna Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary C. Hanna	Chief Executive Officer and Chairman	February 27, 2017
Gary C. Hanna	(Principal Executive Officer)

/s/ T.J. Thom	Chief Financial Officer	February 27, 2017
T.J. Thom	(Principal Financial and Accounting Officer)

/s/ Edward Kovalik	President and Director	February 27, 2017
Edward Kovalik

/s/ Gizman Abbas	Director	February 27, 2017
Gizman Abbas

/s/ Charles O. Buckner	Director	February 27, 2017
Charles O. Buckner

/s/ Douglas W. York	Director	February 27, 2017
Douglas W. York

58