Form 10-Q
period 2017-03-31
Rosehill Resources Inc.
filed 2017-05-15
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37712

ROSEHILL RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5500436
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

16200 Park Row, Suite 300
Houston, Texas 77084
(Address of principal executive offices)

(281) 675-3400

(Issuer’s telephone number)

KLR ENERGY ACQUISITION CORP.
811 Main Street Houston, TX 77002
(Former Name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of May 15, 2017, 5,856,579 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,610	$228,464
Prepaid expenses	70,781	24,416
Total current assets	104,391	252,880
Cash and marketable securities held in Trust Account	85,417,624	85,324,137
Total assets	$85,522,015	$85,577,017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,504,347	$1,094,487
Accounts payable - related party	3,058	-
Total current liabilities	1,507,405	1,094,487
Note payable - related party	375,000	275,000
Deferred underwriting commission	46,330	46,330
Total liabilities	1,928,735	$1,415,817

Commitments
Class A common stock, $0.0001 par value; 7,528,091 and 7,597,044 shares are subject to possible redemption at March 31, 2017 and December 31, 2016, respectively	78,593,270	79,161,198

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 657,229 and 588,276 shares issued and outstanding (excluding 7,528,091 and 7,597,044 shares subject to possible redemption) at March 31, 2017 and December 31, 2016, respectively	66	59
Class F common stock, $0.0001 par value; 6,000,000 shares authorized; 2,046,330 and 2,046,330 (1) shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	205	205
Additional paid-in capital	7,017,131	6,449,210
Accumulated deficit	(2,017,392)	(1,449,472)
Total Stockholders' Equity	5,000,010	5,000,002
Total Liabilities and Stockholders' Equity	$85,522,015	$85,577,017

The accompanying notes are an integral part of these condensed financial statements.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
General and administrative costs	$661,407	$123,329
Loss from operations	(661,407)	(123,329)
Interest income	93,487	-
Net loss	$(567,920)	$(123,329)

Weighted average shares outstanding, basic and diluted (1)	2,635,372	4,214,944

Basic and diluted net loss per share	$(0.22)	$(0.03)

(1) This number excludes an aggregate of 7,528,091 and 7,597,044 shares subject to possible redemption during the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed financial statements

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(567,920)	$(123,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(93,487)	-
Changes in operating assets and liabilities:
Prepaid expenses	(46,365)	(25,700)
Accounts payable and accrued expenses	409,860	22,997
Accounts payable - related party	3,058	(20,476)
Net cash used in operating activities	(294,854)	(146,508)

Cash Flows from Investing Activities
Principal deposited in trust account	-	(85,127,329)
Net cash used in investing activities	-	(85,127,329)

Cash Flows from Financing Activities
Proceeds received from note payable to related party	100,000	100,000
Proceeds from initial public offering, net of offering costs	-	79,438,873
Proceeds from private placement	-	6,306,629
Net cash provided by financing activities	100,000	85,845,502

Net increase in cash and cash equivalents	(194,854)	571,665

Cash and cash equivalents - beginning of the period	228,464	105,953
Cash and cash equivalents - ending of the period	$33,610	$677,618

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$113,500
Initial value of Class A common stock subject to possible redemption	$-	$78,646,412
Change in value of Class A common stock subject to possible redemption	$567,928	$1,831,211
Deferred underwriting commissions	$-	$46,330

The accompanying notes are an integral part of these condensed financial statements.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization, Plan of Business Operations

Rosehill Resources Inc. (formerly known as “KLR Energy Acquisition Corp.”) (the “Company” or “Rosehill”) was incorporated in Delaware on September 21, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

All activity through March 31, 2017 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”) and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on March 10, 2016. The Company consummated the Initial Public Offering of 8,000,000 units (“Units”) at $10.00 per unit on March 16, 2016, generating gross proceeds of $80.0 million and incurred offering costs of approximately $2.6 million, inclusive of $2 million of underwriting commissions (as described in Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,310,000 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant, of which 7,776,667 Private Placement Warrants were sold to KLR Energy Sponsor LLC (the “Sponsor”), and 533,333 Private Placement Warrants were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, and its designees, generating gross proceeds of approximately $6.2 million (as described in Note 5).

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

An aggregate of approximately $85.1 million ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, and the Private Placement Warrants was placed in a United States-based trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills. One of the Company’s officers agreed to be personally liable if the Company liquidated the Trust Account prior to the consummation of the Company’s initial business combination or upon mandatory liquidation to ensure that the proceeds in the Trust Account were not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The remaining net proceeds (not held in the Trust Account) were available to be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance could be released to the Company for any amounts that are necessary to pay the Company’s income tax obligations.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating the Company’s initial business combination.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On December 20, 2016, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Tema Oil and Gas Company (“Tema”), pursuant to which the Company acquired a portion of the equity of Rosehill Operating Company, LLC (“Rosehill Operating”), a wholly-owned subsidiary of Tema (“Business Combination”) (as described in Note 9). The Business Combination was approved and consummated on April 27, 2017 (as described in Note 10).

In connection with the consummation of the Business Combination, the Company changed its name from “KLR Energy Acquisition Corp.” to “Rosehill Resources Inc.”

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Balance Sheet included in the Company’s Annual Form 10-K as of December 31, 2016, filed with the SEC on February 27, 2017.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of the Company’s initial business combination. At March 31, 2017, cash and cash equivalents held in the Trust Account consisted of approximately $85.4 million in United States Treasury Bills and approximately $700 in cash. At March 31, 2017, there was approximately $290,000 of interest income held in the Trust Account available to be released to the Company to pay its income tax obligations.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. As of March 31, 2017, the Company’s common stock featured certain redemption rights that were considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017, the Class A common stock subject to possible redemption at the redemption value is presented as temporary equity, outside of the stockholders’ equity section of the Company’s Balance Sheet.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $2.6 million were charged to shareholders' equity upon completion of the Initial Public Offering, including $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions related to the consummation of the Over-Allotment Units deferred until the completion of the Company's initial business combination and recorded as a liability in the accompanying condensed Balance Sheet.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 7,528,091 and 7,597,044 shares of Class A common stock subject to possible redemption at March 31, 2017 and March 31, 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 16,594,158 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants was contingent on the occurrence of future events.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Initial Public Offering

In March 2016, the Company consummated the Initial Public Offering of 8,185,320 Units (including the Over-Allotment Units) at $10.00 per Unit, generating gross proceeds of approximately $81.9 million. Offering costs associated with the Initial Public Offering were approximately $2.6 million, inclusive of $2 million of underwriting commissions paid upon closing of the Initial Public Offering and approximately $46,000 of underwriting commissions deferred until the completion of the Company’s initial business combination. Each Unit consists of one share of the Company’s Class A common stock and one warrant to receive one share of Class A common stock at a price of $11.50 per share, subject to adjustment (“Warrants”). The Warrants will become exercisable on May 28, 2017, and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation.

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

The Placement Warrants are similar to the warrants sold in the Initial Public Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until May 28, 2017.  EBC has agreed that EBC (and its designees) will not be permitted to exercise any Private Placement Warrants after the five-year anniversary of the effective date of the Registration Statement. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the warrants sold in the Initial Public Offering.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

Note Payable - Related Party

As of March 31, 2017, the Sponsor has loaned to the Company an aggregate of $375,000 to cover expenses related to the Company’s formation, the Initial Public Offering, the Business Combination, and Delaware franchise taxes. This note, as amended on February 29, 2016, was payable without interest on the consummation of the Company’s initial business combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant. Concurrent with the close of the Business Combination on April 27, 2017, the loan was repaid to the Sponsor in cash.

Other General and Administrative Services

The Sponsor, executive officers and directors, or any of their respective affiliates, were to be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed.

The Company also paid Ms. Thom, the Chief Financial Officer, an annual salary of $200,000 through December 31, 2016. Upon the consummation of the Business Combination, Ms. Thom received a bonus equal to the amount of salary from January 2017 through the Business Combination date. As of March 31, 2017, the accrued salary amount under such arrangement was approximately $51,000. In addition, the Company reimbursed KLR Group, LLC for certain expenses incurred in connection with the employment of Mr. Hanna, the Company’s former Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary), parking, and health benefits, including 50% of each’s health insurance premiums.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 - Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover the over-allotment at the Initial Public Offering price less the underwriting discounts and commissions. On March 21, 2016, the Company consummated the closing of the sale of an additional of 185,320 Over-Allotment Units at $10.00 per Unit upon receiving notice of EBC’s election to partially exercise its over-allotment option. In addition, the underwriters were entitled to an underwriting discount of $2 million, paid in cash at the closing of the Initial Public Offering, plus an additional underwriting commission of approximately $46,000 in connection with the partial exercise of the over-allotment, which was paid at the consummation of the Company’s initial business combination. No discounts or commissions were be paid on the sale of the Private Placement Warrants.

The Company engaged the underwriter as an advisor with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination, and assist the Company with the press releases and public filings in connection with the Business Combination. The Company paid the underwriter a cash fee for such services upon the consummation of the Business Combination in an amount equal to 2.5% of the gross proceeds of the Initial Public Offering and the partial exercise of over-allotment option (or approximately $2.1 million). The Company also allocated 1% of the gross proceeds of the Initial Public Offering to KLR Group, LLC for assisting the Company with the Business Combination.

Registration Rights

The holders of the Founder Shares, and Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants) are entitled to registration rights pursuant to a registration rights agreement dated March 10, 2016. Notwithstanding the foregoing, EBC may not exercise its demand and “piggy-back” registration rights after five (5) and seven (7) years after March 10, 2016 and may not exercise its demand rights on more than one occasion. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

The Company did not initially register the shares of Class A common stock issuable upon exercise of the Warrants. However, in May, 2017, the Company filed a registration statement covering the shares of common stock issuable upon exercise of the Warrants. The Company agreed to have the registration statement declared effective as soon as practicable, and to maintain a current prospectus relating to those shares of common stock until the Warrants expire or are redeemed. Notwithstanding the forgoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants included in the Units offered in the Initial Public Offering is not effective within 90 days following the consummation of the Business Combination, holders of Warrants may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the 10 trading days ending on the day prior to the date of exercise. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Other Service Agreements

In September 2016, the Company entered into an agreement with a legal firm to assist the Company with the Business Combination. The vendor agreed to defer their fees until closing of the Business Combination. The vendor agreed that, if the Business Combination was not successful, it would give a 30% discount to the Company. As of March 31, 2017, the discount on legal fees to be paid on the close of the acquisition were approximately $511,000. Because the discount on legal fees was expressly conditioned on the failure to consummate the Business Combination, the Company paid the vendor the full amount of the legal fees owed at the consummation of the Business Combination.

Note 8 – Stockholders’ Equity

Preferred stock

As of March 31, 2017, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2017, no preferred stock is issued or outstanding.

Common Stock

As of March 31, 2017, the Company was authorized to issue 41,000,000 shares of common stock, par value $0.0001 per share, including (i) 35,000,000 shares of Class A common stock, and (ii) 6,000,000 shares of Class F common stock.

In connection with the completion of the Business Combination, the Class F common stock automatically converted into shares of Class A common stock pursuant to the terms.

As of March 31, 2017 and December 31, 2016, the Company has issued an aggregate of 8,185,320 shares of Class A common stock, inclusive of 7,528,091 and 7,597,044 shares of Class A common stock subject to possible redemption classified as temporary equity in the accompanying Balance Sheet, respectively, and 2,046,330 shares of Class F common stock.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Business Combination

Business Combination Agreement

On December 20, 2016, the Company entered into the Business Combination Agreement with Tema-Subject to the terms of the Business Combination Agreement and the adjustments set forth therein, the Company agreed to acquire a portion of the equity of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35.0 million in cash (the “Cash Consideration”) and for the issuance to Rosehill Operating by the Company of 29,807,692 shares of newly created Class B common stock (subject to certain adjustments as set out in the Business Combination Agreement), (ii) the assumption by Rosehill Operating of $55.0 million in Tema indebtedness (the “Tema Liabilities”) and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering (“IPO”). In connection with the closing of the Business Combination, (a) the Company agreed to issue to Rosehill Operating 4,000,000 warrants exercisable for shares of Class A common stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for common units representing membership interests in Rosehill Operating (such class of warrants, the “Rosehill warrants”) and (b) the Class B common stock, the Tema warrants and the Cash Consideration will be distributed to Tema. In addition, the Company agreed to contribute proceeds from the issuance of 75,000 shares of 8% Series A preferred stock and 5,000,000 warrants of the Company (the “PIPE Investment”) concurrent with the Business Combination to Rosehill Operating in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants.

Additionally, the Sponsor and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, which include restrictions on the transfer of (i) 33% of their common stock through the first anniversary the closing date of the Business Combination and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share (or, in connection with underwritten offerings by the Sponsor and Tema and subject to certain conditions, at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share) will be permitted between the first and second anniversaries of the closing date of the Business Combination.

Sponsor’s Agreement

In December 2016, the Sponsor entered in to the waiver agreement (“Waiver Agreement”) with the Company, pursuant to which the Sponsor agreed to cap (a) the number of shares of Class A common stock to be received by the Sponsor upon conversion of the shares of Class F common stock held by Sponsor in connection with the Business Combination at 4,250,000 shares of Class A common stock and (b) the number of warrants that the Sponsor will hold prior to the consummation of the Business Combination at 7,863,150 warrants.

On December 20, 2016, the Sponsor and Rosemore entered into a side letter (“Side Letter”), pursuant to which the parties agreed to backstop redemptions by the Company’s Public Stockholders in excess of 30% of the outstanding shares of Class A common stock by purchasing shares of Class A common stock or Series A preferred stock (Note 8) in an amount up to $20 million. Under the terms of the Side Letter, certain shares of Class A common stock held by the Sponsor may be reallocated to Rosemore on the second anniversary of the closing date of the Business Combination as a result of (i) certain acquisition activities undertaken by the Company as of certain times of determination and (ii) the volume weighted average trading price of the Company’s Class A common stock as of certain times of determination. In connection with the Business Combination that was consummated on April 27, 2017, the Sponsor agreed to transfer (i) 476,540 shares of Class A common stock to certain investors in the PIPE Investment (see below) and (ii) 750,000 warrants to purchase Class A common stock to Rosemore, as consideration for entering to the Side Letter and the PIPE Investment.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Subsequent Events

On April 27, 2017, the Company consummated the Business Combination pursuant to the Business Combination Agreement. Subject to the terms of the Business Combination Agreement and the adjustments set forth therein, the Company acquired a portion of the equity of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35.0 million in cash (the "Cash Consideration") and for the issuance to Rosehill Operating by the Company of 29,807,692 shares of newly created Class B common stock (subject to certain adjustments as set out in the Business Combination Agreement) (which cash and shares of Class B common stock were immediately distributed by Rosehill Operating to Tema), (ii) the assumption by Rosehill Operating of $55.0 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company's initial public offering, net of redemptions of approximately $60.6 million (redeemed shares totaling approximately 5.8 million). In connection with the closing of the Business Combination, (a) the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of Class A common stock in exchange for 4.0 million warrants exercisable for Rosehill Operating Common Units and (b) the Tema warrants and the Cash Consideration were immediately distributed to Tema. In addition, the Company contributed proceeds from the issuance of 75,000 shares of 8% Series A preferred stock and 5.0 million warrants of the Company in the PIPE Investment, as well as 20,000 shares of 8.0% Series A preferred stock pursuant to the Side Letter, concurrent with the Business Combination to Rosehill Operating in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants.

In connection with the consummation of the Business Combination, the Company changed its name from “KLR Energy Acquisition Corp.” to “Rosehill Resources Inc.”

Credit Agreement

On April 27, 2017, Rosehill Operating and PNC Bank, National Association (as lender, Administrative Agent and Issuing Bank), and each of the lenders from time to time party thereto (collectively, the “Lenders”) entered into a Credit Agreement (the “Credit Agreement”).

Borrowings under the Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at LIBOR plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement will mature on April 27, 2022.

The Credit Agreement contains various affirmative and negative covenants. These negative covenants may limit Rosehill Operating’s ability to, among other things: incur additional indebtedness; make loans to others; make investments; enter into mergers; make or declare dividends or distributions; enter into commodity hedges exceeding a specified percentage of Rosehill Operating’s expected production; enter into interest rate hedges exceeding a specified percentage of Rosehill Operating’s outstanding indebtedness; incur liens; sell assets; and engage in certain other transactions without the prior consent of PNC Bank, National Association and/or lenders.

The Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a working capital ratio, which is the ratio of consolidated current assets (including unused commitments under the Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, reclamation obligations to the extent classified as current liabilities and current maturities under the Credit Agreement), of not less than 1.0 to 1.0, and (2) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Funded Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amended and Restated Limited Liability Company Agreement of Rosehill Operating

On April 27, 2017, the Company and Tema entered into that certain First Amended and Restated Limited Liability Company Agreement of Rosehill Operating (the “A&R LLC Agreement”). Following the closing of the Business Combination, the Company will operate its business through Rosehill Operating and its subsidiaries. The operations of Rosehill Operating, and the rights and obligations of the holders of the Rosehill Operating Common Units, are set forth in the A&R LLC Agreement.

Appointment as Managing Member. Under the A&R LLC Agreement, we are a member and the sole managing member of Rosehill Operating. As the sole managing member, the Company controls all of the day-to-day business affairs and decision-making of Rosehill Operating without the approval of any other member, unless otherwise stated in the A&R LLC Agreement. As such, the Company, through its officers and directors, are responsible for all operational and administrative decisions of Rosehill Operating and the day-to-day management of Rosehill Operating’s business.

Compensation. The Company is not entitled to compensation for its services as managing member. The Company is entitled to reimbursement by Rosehill Operating for any costs, fees or expenses incurred on behalf of Rosehill Operating (including costs of securities offerings not borne directly by members, board of directors' compensation and meeting costs, cost of periodic reports to its stockholders, litigation costs and damages arising from litigation, accounting and legal costs); provided that the Company will not be reimbursed for any of its income tax obligations.

Distributions. The A&R LLC Agreement requires Rosehill Operating to make a corresponding cash distribution to the Company at any time a dividend is to be paid by us to the holders of our Series A Preferred Stock. The A&R LLC Agreement allows for distributions to be made by Rosehill Operating to its members on a pro rata basis in accordance with the number of Rosehill Operating Common Units owned by each member out of funds legally available therefor. The Company expects Rosehill Operating may make distributions out of distributable cash periodically to the extent permitted by the debt agreements of Rosehill Operating and necessary to enable the Company to cover its operating expenses and other obligations, as well as to make dividend payments, if any, to the holders of its Class A common stock. In addition, the A&R LLC Agreement generally requires Rosehill Operating to make pro rata distributions to its members, including the Company, in an amount at least sufficient to allow the Company to (i) pay its taxes and (ii) satisfy its obligations under the Tax Receivable Agreement.

Rosehill Operating Common Unit Redemption Right. The A&R LLC Agreement provides Tema with a redemption right, which entitles Tema to cause Rosehill Operating to redeem, from time to time, all or a portion of its Rosehill Operating Common Units (and a corresponding number of shares of Class B common stock) for, at Rosehill Operating’s option, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Class A common stock for the twenty trading days prior to the date Tema delivers a notice of redemption for each Rosehill Operating Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a “Reclassification Event” (as defined in the A&R LLC Agreement), the managing member is to ensure that each Rosehill Operating Common Unit (and a corresponding share of Class B common stock) is redeemable for the same amount and type of property, securities or cash that a share of Class A common stock becomes exchangeable for or converted into as a result of such “Reclassification Event.” Upon the exercise of the redemption right, Tema will surrender its Rosehill Operating Common Units (and a corresponding number of shares of Class B common stock) to Rosehill Operating and (i) Rosehill Operating shall cancel such Rosehill Operating Common Units and issue to the Company a number of Rosehill Operating Common Units equal to the number of surrendered Rosehill Operating Common Units and (ii) the Company shall cancel the surrendered shares of Class B common stock. The A&R LLC Agreement requires that the Company contribute cash or shares of Class A common stock to Rosehill Operating in exchange for the issuance to the Company described in clause (i). Rosehill Operating will then distribute such cash or shares of our Class A common stock to Tema to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, effect a direct exchange of cash or our Class A common stock for such Rosehill Operating Common Units in lieu of such a redemption.

ROSEHILL RESOURCES INC.

(formerly KLR ENERGY AQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Maintenance of One-to-One Ratios. The A&R LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A common stock and (ii) the number of Rosehill Operating Common Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar shareholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plans and certain equity securities issued pursuant to the Company’s equity compensation plans (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the Series A Preferred Stock and the warrants) and (ii) the number of corresponding outstanding equity securities of Rosehill Operating. These provisions are intended to result in Tema having a voting interest in the Company that is identical to Tema’s economic interest in Rosehill Operating.

Transfer Restrictions. The A&R LLC Agreement generally does not permit transfers of Rosehill Operating Common Units by members, subject to limited exceptions. Any transferee of Rosehill Operating Common Units must, among other things, assume by written agreement all of the obligations of a transferring member with respect to the transferred units.

Dissolution. The A&R LLC Agreement provides that Rosehill Operating shall dissolve upon the earlier of the sale of all or substantially all of the assets of Rosehill Operating or upon the determination of the managing member. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up Rosehill Operating; (ii) second, to pay debts and liabilities owed to creditors of Rosehill Operating; and (iii) third, to set up cash reserves which the managing member reasonably deems necessary for contingent or unforeseen liabilities or certain future payments and (iv) fourth, (A) to the holders of Series A preferred units pursuant to the terms of such securities and (B) then to the members pro-rata in accordance with their respective relative ownership of Rosehill Operating Common Units.

Indemnification and Fiduciary Duties. The A&R LLC Agreement provides for indemnification of the managing member, members and officers of Rosehill Operating and their respective subsidiaries or affiliates and provides that, except as otherwise provided therein, we, as the managing member of Rosehill Operating, have the same fiduciary duties to Rosehill Operating and its members as are owed to a corporation organized under Delaware law and its stockholders by its directors.

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into a Tax Receivable Agreement with Tema (the “Tax Receivable Agreement”). The Tax Receivable Agreement generally provide for the payment by the Company to Tema of 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the Cash Consideration, the shares of Class B common stock and the Tema warrants and the deemed distribution to Tema attributable to Rosehill Operating’s assumption of the Tema Liabilities in connection with the business combination, (ii) the tax basis increases in the assets of Rosehill Operating resulting from the redemption by Rosehill Operating or the exchange by the Company, as applicable, of Rosehill Operating Common Units for Class A common stock or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 10% of these cash savings.

Item 2. Management’s Discussion and Analysis.

References in this report to “we,” “us” or the “Company” refer to Rosehill Resources Inc. (formerly known as “KLR Energy Acquisition Corp”). References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those risks and uncertainties discussed from time to time in our other reports and SEC filings.

Overview

We are a former blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We consummated our initial public offering in May 2016. After the completion of the Business Combination on April 27, 2017, we changed our name to Rosehill Resources Inc. and became, through our interest in Rosehill Operating, an oil and natural gas company focused on the exploration, development, acquisition and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Rosehill Operating’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and the Fort Worth Basin. In the Delaware Basin, its properties consist of acreage blocks in Loving and Reeves Counties, Texas and Lea and Eddy Counties, New Mexico. Properties in the Barnett Shale producing area of the Fort Worth Basin are exclusively located in Wise County, Texas. We used the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) and the sale of private placement warrants to Sponsor to fund a portion of the purchase price for the Business Combination.

On April 27, 2017, the Company consummated the Business Combination pursuant to the Business Combination Agreement. Subject to the terms of the Business Combination Agreement and the adjustments set forth therein, the Company acquired a portion of the equity of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35.0 million in cash (the "Cash Consideration") and for the issuance to Rosehill Operating by the Company of 29,807,692 shares of newly created Class B common stock (subject to certain adjustments as set out in the Business Combination Agreement) (which cash and shares of Class B common stock were immediately distributed by Rosehill Operating to Tema), (ii) the assumption by Rosehill Operating of $55.0 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company's initial public offering, net of redemptions of approximately $60.6 million (redeemed shares totaling approximately 5.8 million). In connection with the closing of the Business Combination, (a) the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of Class A common stock in exchange for 4.0 million warrants exercisable for Rosehill Operating Common Units and (b) the Tema warrants and the Cash Consideration were immediately distributed to Tema. In addition, the Company contributed proceeds from the issuance of 75,000 shares of 8% Series A preferred stock and 5.0 million warrants of the Company in the PIPE Investment, as well as 20,000 shares of 8.0% Series A preferred stock pursuant to the Side Letter, concurrent with the Business Combination to Rosehill Operating in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants.

In connection with the consummation of the Business Combination, the Company changed its name from “KLR Energy Acquisition Corp.” to “Rosehill Resources Inc.”

For additional information with respect to the completion of the Business Combination, see the Current Report on Form 8-K and Form 8-K/A filed by the Company on May 3, 2017.

Critical Accounting Policy

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017, the Class A common stock that is subject to possible redemption at the redemption amount is presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheet.

Results of Operations

Through March 31, 2017, we had not engaged in any operations nor generated any operating revenues. Our entire activity up to March 31, 2017 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate.

For the three months ended March 31, 2017, we had net losses of approximately $568,000, which consisted solely of operating expenses of approximately $661,000, partially offset by interest income from our Trust Account of approximately $93,000.

For the three months ended March 31, 2016, we had minimal operating activities and had net losses of approximately $123,000, which consisted solely of operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2017, we had no revenue and; our net losses were approximately $568,000 consisting primarily of professional fees and costs related to our search for a business combination. Through March 31, 2017, our liquidity needs were satisfied through receipt of approximately $735,000 held outside of the Trust Account from the sale of Units upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, and proceeds from notes payable from the Sponsor in an aggregate amount of $375,000.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, we had approximately $34,000 in cash and cash equivalents held outside Trust Account, approximately $290,000 in interest income available from our investments in the Trust Account to pay our income tax obligations, and a working deficit of approximately $1.4 million. As a result of the consummation of the Business Combination, as of May 10, 2017, the Company has of approximately $9.9 million in cash and an undrawn credit facility with a current borrowing base of $55 million.

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

Note Payable – Related Party

As of March 31, 2017, the Sponsor has loaned to us an aggregate of $375,000 to cover expenses related to our formation , the Initial Public Offering, the initial business combination, and DE franchise taxes. This note, as amended on February 29, 2016, is payable without interest on the consummation of the initial business combination and convertible, at the lender’s discretion, into additional Private Placement Warrants at $0.75 per Warrant.

Other General and Administrative Services

Our Sponsor, executive officers and directors, or any of their respective affiliates, were be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or affiliates and determines which expenses and the amount of expenses that may be reimbursed.

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

We also pay Ms. Thom, our Chief Financial Officer, an annual salary of $200,000 until December 31, 2016. Upon the consummation of the Business Combination, Ms. Thom will be eligible to receive a bonus equal to the amount of salary from January 2017 through the Business Combination date. As of March 31, 2017, the accrued salary amount under such arrangement was approximately $51,000. In addition, we agreed to reimburse an affiliate of our Sponsor for certain expenses incurred in connection with the employment of Mr. Hanna, our former Chief Executive Officer, and Ms. Thom, including employment related taxes (paid in connection with Ms. Thom’s annual salary) and health benefits.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As a public entity, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and the interim periods therein. ASU 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow – Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. While the evaluation of this new accounting standard is still ongoing, no significant changes to the existing policies have been identified.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 704): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the unaudited condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The method of adoption and impact this standard will have on the unaudited condensed financial statements and related disclosures is currently being evaluated.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requiring the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The evaluation of this standard on the unaudited condensed financial statements and related disclosures is currently ongoing.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard applies to cash flows associated with debt payment or debt extinguishment costs, settlement of zero-coupon debt or other debt instruments with coupon rates that are insignificant in relation to effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but only if all amendments are adopted in the same period. The evaluation of this standard on the unaudited condensed Statements of Cash Flows is currently ongoing.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU, using a prospective approach, could have a material impact on the unaudited condensed financial statements and related disclosures as future acquisitions or disposals could be treated as asset purchases (or sales) in lieu of a business.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of Subtopic 610-20 and provides further guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply the amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes in FASB’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, paragraphs 10-45-5 through 10-45-10 (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). An entity may elect to apply all of the amendments in ASU 2017-05 and ASU 2014-09 using the same transition method, and alternatively may elect to use different transition methods. The impact ASU 2017-05 will have on the unaudited condensed financial statements and related disclosures is currently ongoing.

Contractual Obligations

As of March 31, 2017, we did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Service Agreements

In September 2016, we entered into an agreement with a legal firm to assist us with the Business Combination. The vendor agreed to defer their fees until closing of the Business Combination. The vendor agreed that, if the Business Combination was not successful it would give us a 30% discount. As of March 31, 2017, the 30% discount on legal fees to be paid on the close of the acquisition were approximately $511,000. Because the discount on legal fees is expressly conditioned on the failure to consummate the Business Combination, we paid the vendor the full amount of the legal fees owed at the consummation of the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROSEHILL RESOURCES INC.

By:	/s/ A. (Alan) Townsend
A. (Alan) Townsend
Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ T.J. Thom
T.J. Thom
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:   May 15, 2017

