Form 10-Q
period 2017-06-30
Rosehill Resources Inc.
filed 2017-08-15
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, 5,962,245 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,058	$8,434
Accounts receivable	2,054	1,928
Accounts receivable, related parties	5,239	4,837
Inventory	165	280
Derivative assets	1,909	247
Prepaid and other current assets	1,413	617
Total current assets	21,838	16,343
Property and Equipment
Oil and natural gas properties (successful efforts)	313,307	262,033
Other property and equipment	3,566	3,807
Accumulated depletion, depreciation and amortization	(159,802)	(142,467)
Total property and equipment, net	157,071	123,373
Other assets, net	750	110
Total Assets	$179,659	$139,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,446	$4,658
Accounts payable, related parties	376	612
Accrued liabilities and other	13,616	7,235
Derivative liabilities	—	1,856
Total current liabilities	19,438	14,361

Revolving credit facility	20,000	55,000
Asset retirement obligations	4,936	5,180
Deferred income taxes	273	—
Other	51	65
Total liabilities	44,698	74,606
Commitments and Contingencies (Note 15)
Stockholders’ Equity / Parent Net Investment
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 8.000% Series A Cumulative Perpetual Convertible, $1,000 per share liquidation preference, 96,372 shares issued and outstanding as of June 30, 2017 (including a stock dividend declared on June 29, 2017, of 1,372 shares issued on July 17, 2017)	78,666	—
Class A common stock; $0.0001 par value, 95,000,000 shares authorized, 5,856,579 issued and outstanding at June 30, 2017	1	—
Class B common stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 issued and outstanding at June 30, 2017	3	—
Additional paid-in capital	20,960	—
Accumulated deficit	(457)	—
Total common stockholders’ equity	20,507	—
Noncontrolling interest	35,788	—
Parent net investment	—	65,220
Total Equity / Parent Net Investment	134,961	65,220
Total Liabilities and Stockholders’ Equity / Parent Net Investment	$179,659	$139,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues
Oil sales	$11,246	$6,430	$25,029	$9,528
Natural gas sales	1,817	1,159	3,711	2,064
Natural gas liquids sales	1,602	1,194	3,426	1,929
Total revenues	14,665	8,783	32,166	13,521
Operating expenses
Lease operating expenses	1,918	1,310	3,535	2,307
Production taxes	659	403	1,467	606
Gathering and transportation	768	585	1,494	1,068
Depreciation, depletion, amortization and accretion	9,536	5,616	17,767	10,638

Exploration costs	457	175	774	318
General and administrative	2,204	1,141	3,669	2,549
Transaction costs	1,375	—	2,469	—
Gain on sale of other assets	—	—	(11)	—
Total operating expenses	16,917	9,230	31,164	17,486
Operating income (loss)	(2,252)	(447)	1,002	(3,965)
Other income (expense)
Interest expense	(431)	(612)	(974)	(2,046)
Gain (loss) on commodity derivative instruments	1,303	(1,918)	3,202	(1,901)
Other income (expense), net	153	8	43	22
Total other income (expense)	1,025	(2,522)	2,271	(3,925)
Income (loss) before income taxes	(1,227)	(2,969)	3,273	(7,890)
Income tax expense	187	46	273	64
Net income (loss)	(1,414)	(3,015)	3,000	(7,954)
Net income (loss) attributable to noncontrolling interest	(2,329)	—	(2,329)	—
Net income (loss) attributable to Rosehill Resources Inc. before preferred stock dividend	915	(3,015)	5,329	(7,954)
Preferred stock dividend	1,372	—	1,372	—
Net income (loss) attributable to Rosehill Resources Inc.	$(457)	$(3,015)	$3,957	$(7,954)
Earnings (loss) per common share
Basic	$(0.08)	$(0.51)	$0.68	$(1.36)
Diluted	$(0.08)	$(0.51)	$0.68	$(1.36)
Weighted average common shares outstanding
Basic	5,857	5,857	5,857	5,857
Diluted	5,857	5,857	5,857	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / PARENT NET INVESTMENT

(Unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Common Stockholders’ Equity	Noncontrolling Interest	Parent Net Investment	Total Equity
Balance at December 31, 2016		$—		$—		$—	$—	$—	$—	$—	$65,220	$65,220

Distribution to Parent	—	—	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Net Income (Loss)	—	—	—	—	—	—	—	(457)	(457)	(2,329)	4,414	1,628
Effect of the Transaction:
Issuance of preferred stock and warrants	95,000	77,294	—	—	—	—	13,486	—	13,486	—	—	90,780
Proceeds and shares obtained in the Transaction	—	—	5,856,579	1	29,807,692	3	7,474	—	7,478	78,604	(67,367)	18,715
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—	(40,487)	—	(40,487)
Preferred stock dividend paid in kind	1,372	1,372	—	—	—	—	—	—	—	—	—	1,372
Balance at June 30, 2017	96,372	$78,666	5,856,579	$1	29,807,692	$3	$20,960	$(457)	$20,507	$35,788	$—	$134,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$3,000	$(7,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	17,767	10,638
Deferred income taxes	273	—
Gain on sale of other assets	(11)	—
(Gain) loss on derivative instruments	(2,827)	3,104
Net cash received (paid) in settlement of derivative instruments	(458)	387
Amortization of debt issuance costs	130	56
Settlement of asset retirement obligations	(596)	(46)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	(726)	(769)
(Increase) decrease in inventory	115	(2)
(Increase) decrease in prepaid and other current assets	(907)	70
Increase (decrease) in accounts payable and accrued liabilities and other	1,359	(4,587)
Increase (decrease) in accounts payable, related parties	(236)	(297)
Net cash provided by operating activities	16,883	600
Cash flows from investing activities
Additions to oil and natural gas properties	(38,745)	(7,213)
Acquisition of mineral interests	(6,500)	—
Additions to other property and equipment	(128)	(124)
Proceeds from sale of other property and equipment	47	—
Net cash used in investing activities	(45,326)	(7,337)
Cash flows from financing activities
Proceeds from revolving credit facility	20,000	—
Repayment on revolving credit facility	(55,000)	—
Repayments of long term debt	—	(12,000)
Proceeds from issuance of preferred stock and warrants, net	90,780	—
Net proceeds from the Transaction	18,715	—
Distribution to noncontrolling interest	(40,487)	—
Distribution to parent	(2,267)	(528)
Debt issuance costs	(659)	—
Payments on capital lease obligation	(15)	(13)
Net cash provided by (used in) financing activities	31,067	(12,541)
Net increase (decrease) in cash and cash equivalents	2,624	(19,278)
Cash and cash equivalents, beginning of period	8,434	27,734
Cash and cash equivalents, end of period	$11,058	$8,456
Supplemental disclosures:
Cash paid for interest	$27	$36
Asset retirement obligations incurred	$312	$—
Changes in accrued capital expenditures	$5,717	$933
Series A Preferred Stock dividend paid-in-kind	$1,372	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Operations

Rosehill Resources Inc. (the “Company” or “Rosehill”) is an independent oil and natural gas company focused on the exploration, development, acquisition and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin as well as the Fort Worth Basin.

The Company was incorporated in Delaware on September 21, 2015 as a special purpose acquisition company under the name of KLR Energy Acquisition Corporation (“KLRE”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On April 27, 2017, the Company consummated a reverse recapitalization (the “Transaction”) pursuant to which the Company acquired a portion of the equity of Rosehill Operating Company, LLC (“Rosehill Operating”), into which Tema Oil & Gas Company (“Tema”), a wholly-owned subsidiary of Rosemore, Inc. (“Rosemore”), contributed certain assets and liabilities. At the closing of the Transaction, the Company became the sole managing member of Rosehill Operating and the Company’s sole material asset is its interest in Rosehill Operating. Following the Transaction, the Company changed its name to Rosehill Resources Inc.

As the sole managing member of Rosehill Operating, the Company, through its officers and directors, is responsible for all operational and administrative decision-making and control of all of the day-to-day business affairs of Rosehill Operating without the approval of any other member, unless specified in the Amended and Restated Limited Liability Company Agreement of Rosehill Operating (the “LLC Agreement”).

Basis of Presentation

The Company consists of Rosehill Resources Inc. and its consolidated subsidiary Rosehill Operating. Pursuant to the Transaction described in Note 2 - Transaction, the Company acquired approximately 16% of the common units of Rosehill Operating, while Tema retained approximately 84% of the common units in Rosehill Operating.

Because Tema has effective control of the combined company after the Transaction through its majority voting interest in both the Company and Rosehill Operating, this transaction was accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Rosehill Operating was the accounting acquirer. As a result, the reports filed by the Company subsequent to the Transaction are prepared “as if” Rosehill Operating is the predecessor and legal successor to the Company. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

All periods prior to the date of the Transaction shown in the accompanying unaudited condensed consolidated financial statements have been prepared on a “carve-out” basis and are derived from the accounting records of Tema. The accompanying unaudited condensed consolidated financial statements prior to the Transaction include direct expenses related to Rosehill Operating and expense allocations for certain functions of Tema including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance, utilities, and compensation. These expenses have been allocated on the basis of direct usage when identifiable, actual volumes and revenues, with the remainder allocated proportionately on a barrel of oil equivalent (“Boe”) basis. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by Rosehill Operating during the periods presented. The allocations may not, however, reflect the expenses that would have been incurred as an independent company for the periods presented. Actual costs that may have been incurred prior to the Transaction would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The allocations and related estimates and assumptions are described more fully in Note 14 – Transactions with Related Parties.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with Rosehill Operating’s audited financial statements for the year ended December 31, 2016 included in the Proxy Statement of the Company filed with the SEC on April 12, 2017, as amended and supplemented (the “Audited Financial Statements”).

Variable Interest Entities

Rosehill Operating is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2017, the Company had approximately 16% economic interest in Rosehill Operating and 100% of Rosehill Operating’s assets and liabilities and results of operations are consolidated in the Company’s unaudited condensed consolidated financial statements contained herein. At June 30, 2017, Tema had approximately 84% economic interest in Rosehill Operating; however, Tema has disproportionally fewer voting rights, and is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion see Noncontrolling Interest in Note 13 - Stockholder’s Equity.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting periods; and the quantities and values of proved oil, natural gas and natural gas liquids (“NGLs”) reserves used in calculating depletion and assessing impairment of oil and natural gas properties. Actual results could differ significantly from these estimates. Significant estimates made by management include the quantities of proved oil, natural gas and NGL reserves, related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, asset retirement obligations, the fair value of its commodity derivative positions, contingencies, fair value of the Company’s warrants and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with Tema (the “Tax Receivable Agreement”) (see Note 12 – Income Taxes. While management believes these estimates are reasonable, changes in facts and assumptions of the discovery of new information may result in revised estimates. Actual results could differ from these estimates and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Note 2 - Transaction

On April 27, 2017, upon consummation of the Transaction, the Company acquired a portion of the common units of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35.0 million in cash, excluding the working capital adjustment, (the “Cash Consideration”) and for the issuance to Rosehill Operating by the Company of 29,807,692 shares of its Class B Common Stock, (ii) the assumption by Rosehill Operating of $55.0 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering net of redemptions of approximately $60.6 million. In connection with the closing of the Transaction, the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of its Class A Common Stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for Rosehill Operating Common Units (the “Rosehill warrants”). The Cash Consideration, estimated working capital adjustment, Tema warrants and shares of Class B Common Stock were immediately distributed to Tema.

In connection with the Transaction, the Company issued and sold 75,000 shares of its 8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and 5,000,000 warrants in a private placement to certain qualified institutional buyers and accredited investors (the “PIPE Investors”) for net proceeds of $70.8 million (the “PIPE Investment”). The Company issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. (wholly owned subsidiary of Rosemore) and KLR Energy Sponsor, LLC (the “Sponsor”) in connection with the closing of the Transaction for net proceeds of $20.0 million. The Company contributed the net proceeds from the PIPE Investment and from the issuance of 20,000 shares of Series A preferred stock to Rosemore Holdings, Inc. and the Sponsor to Rosehill Operating in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants. Of these proceeds, $55.0 million was used to retire the indebtedness assumed by Rosehill Operating.

Net cash provided by the Company upon consummation of the Transaction was $109.5 million which consisted of $90.8 million of net proceeds from the sale of Series A Preferred Stock and $18.7 million from the sale of common shares prior to the Transaction, net of redemptions and offering and transaction costs.

Note 3 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 3 – Summary of Significant Accounting Policies included in the Audited Financial Statements.

Recently Issued Accounting Standards

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As a public entity, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and the interim periods therein. ASU 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow – Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. While the evaluation of this new accounting standard is still ongoing, no significant changes to the Company’s existing policies have been identified.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The method of adoption and impact this standard will have on the unaudited condensed financial statements and related disclosures is currently being evaluated.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requiring the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. with early adoption permitted for interim and annual periods beginning after December 15, 2018. The evaluation of this standard on the unaudited condensed financial statements and related disclosures is currently ongoing.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard applies to cash flows associated with debt payment or debt extinguishment costs, settlement of zero-coupon debt or other debt instruments with coupon rates that are insignificant in relation to effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, but only if all amendments are adopted in the same period. The evaluation of this standard on the unaudited condensed Statements of Cash Flows is currently ongoing.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU, using a prospective approach, could have a material impact on the unaudited condensed financial statements and related disclosures if future acquisitions or disposals are treated as asset purchases (or sales) rather than acquisition or disposal of a business.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of Subtopic 610-20 and provides further guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply the amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09. Therefore, ASU 2017-05 is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes in FASB’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, paragraphs 10-45-5 through 10-45-10 (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). An entity may elect to apply all of the amendments in ASU 2017-05 and ASU 2014-09 using the same transition method, and alternatively may elect to use different transition methods. Entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. The impact ASU 2017-05 will have on the unaudited condensed financial statements and related disclosures is currently ongoing.

In May 2017, the FASB issued ASU, 2017-09 – Compensation – Stock Compensation (Topic 718); Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in terms or conditions. This ASU is not expected to have a material impact on the Company’s consolidated financial results.

In July 2017, the FASB issued ASU. 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480, currently presented as pending content in the Codification, to a scope exception. For the Company, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

Note 4 – Earnings Per Share

The Transaction was structured as a reverse recapitalization by which the Company issued stock for the net assets of Rosehill Operating accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Income (numerator):
Basic:
Net income (loss) to Rosehill Resources Inc.	$(457)	(3,015)	$3,957	(7,954)

Diluted:

Net income (loss) to Rosehill Resources Inc.	$(457)	(3,015)	$3,957	(7,954)

Weighted average shares (denominator):
Weighted average shares – basic and diluted	5,857	5,857	5,857	5,857

Basic earnings per share	$(0.08)	(0.51)	$0.68	(1.36)

Diluted earnings per share	$(0.08)	(0.51)	$0.68	(1.36)

For the periods presented, the Company excluded 8.3 million shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock and 25.6 million warrants in calculating diluted earnings per share, as the effect was anti-dilutive.

Note 5 – Accounts Receivable

Accounts receivable is comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Revenue receivable	$1,408	$1,291
Joint interest billings	599	557
Other	47	80
Accounts receivable	$2,054	$1,928

Note 6 – Derivative Instruments

Various derivative instruments have been entered into to mitigate a portion of the exposure to potentially adverse market changes in commodity prices, market interest rates and associated impact on cash flows. All contracts are entered into for other-than-trading purposes.

Tema’s interest rate swap was terminated by Tema on April 20, 2017. At the closing of the Transaction, a portion of crude oil options and natural gas options remained with Tema and the remainder was transferred to the Company. A portion of crude oil swaps and natural gas swaps were also transferred to the Company as part of the Transaction with the remainder being transferred to the Company by July 2017.

The fair value of the derivative assets and liabilities is as follows as of the respective dates:

(in thousands)	June 30, 2017	December 31, 2016
Derivative assets
Commodity derivative options	$74	$21
Commodity derivative swaps	1,835	—
Interest rate swap	—	226
Total	$1,909	$247

Derivative liabilities
Commodity derivative swaps	$—	1,856

As of June 30, 2017, the open commodity derivative positions with respect to future production were as follows:

	2017	2018
Commodity derivative swaps
Oil:
Notional volume (Barrels)	153,000	90,000
Weighted average price ($/Barrel)	$54.18	$53.45
Natural Gas:
Notional volume (MMBtu)	780,000	630,000
Weighted average price ($/MBtu)	$3.12	$3.47

Commodity derivative options
Oil:
Notional volume (Barrels)	45,000	—
Weighted average price ($/Barrel)	$48.33	$—
Natural Gas:
Notional volume (MMBtu)	540,000	—
Weighted average price ($/MBtu)	$3.29	$—

For the three and six months ended June 30, 2017 and 2016, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Realized gain (loss) on derivatives
Commodity derivative options	$—	$(720)	$154	$(14)
Commodity derivative swaps	(15)	822	(463)	822
Total	(15)	102	(309)	808
Interest rate swap	1	(190)	(149)	(421)
Total realized gain (loss) on derivatives	(14)	(88)	(458)	387

Unrealized gain (loss) on derivatives
Commodity derivative options	$143	$(939)	$305	$(1,489)
Commodity derivative swaps	1,175	(1,081)	3,206	(1,220)
Total	1,318	(2,020)	3,511	(2,709)
Interest rate swap	(226)	(134)	(226)	(781)
Total unrealized gain (loss) on derivatives	$1,092	$(2,154)	$3,285	$(3,490)

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Other income (expense)” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swap are included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Note 7 – Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements are classified and disclosed within the following fair value hierarchy:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis, such as commodity options.

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset of liability. This category includes those derivative instruments that are valued using observable market data, such as derivatives related to interest rate swaps.

Level 3 – Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment, such as commodity swaps.

Observable data is considered to be market data if it is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level with the fair value hierarchy is based on lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. However, the determination of what constitutes “observable” requires significant judgment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Fair Value of Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Derivative instruments:
Derivative assets	$1,909	$247
Derivative liabilities	—	(1,856)
Total recurring fair value measurement, net	$1,909	$(1,609)

Derivative assets and liabilities represent unrealized amounts related to the derivative positions within current assets and current liabilities on the Condensed Consolidated Balance Sheets.

The tables below set forth by level within the fair value hierarchy the gross components of the assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$1,909	$—	$1,909

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$21	$226	$—	$247
Derivative liabilities	(1,856)	—	—	(1,856)
Total derivative assets (liabilities)	$(1,835)	$226	$—	$(1,609)

Financing Arrangements

The fair value measurements for the Credit Agreement represent Level 2 inputs. Based on the average of certain imputed interest rates, the book value of the Tema Credit Agreement (see Note 11 – Revolving Credit Facility) approximates the fair value at December 31, 2016. The book value of the Credit Agreement approximates the fair value at June 30, 2017.

Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of asset retirement obligations and the corresponding increase to the related long-lived asset and are not remeasured at fair value in subsequent periods. Such initial measurements are classified as Level 3 since certain significant unobservable inputs are utilized in their determination. The fair value of additions to ARO liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs to the valuation include (i) estimated plug and abandonment cost per well based on historical experience and information from third-party vendors; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) average credit-adjusted risk-free rate. These inputs require significant judgments and estimates by management at the time of the valuation and are the most sensitive and subject to change.

If the carrying amount of oil and natural gas properties exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties will be adjusted to the fair value. The fair value of oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, (i) recent sales prices of comparable properties; (ii) the present value of future cash flows, net of estimated operating and development costs using estimates of proved oil and natural gas reserves; (iii) future commodity prices; (iv) future production estimates; (v) anticipated capital expenditures; and (vi) various discount rates commensurate with the risk and current market conditions associated with the projected cash flows. These assumptions represent “Level 3” inputs.

Note 8 – Property and equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Proved oil and natural gas properties	$312,368	$258,530
Unproved oil and natural gas properties	533	1,942
Land	406	1,561
Other property and equipment	3,566	3,807
Total property and equipment	316,873	265,840
Less: accumulated DD&A (1)	(159,802)	(142,467)
Property and equipment, net	$157,071	123,373

(1)	Accumulated Depreciation, Depletion and Amortization (“DD&A”) of oil and natural gas properties including impairment, is $157.3 million and $139.8 million as of June 30, 2017 and December 31, 2016, respectively.

DD&A expense related to oil and natural gas properties was $9.4 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively and $17.5 million and $10.5 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense related to other property and equipment was $0.1 million for the three months ended June 30, 2017 and 2016, respectively; and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. No impairment charges related to proved and unproved oil and natural gas properties were recorded for the three or six month period ended June 30, 2017 and 2016. There were no exploratory well costs pending determination of proved reserves at June 30, 2017 or December 31, 2016 nor any unsuccessful exploratory dry hole costs during the six months ended June 30, 2017 or June 30, 2016.

In the second quarter of 2017, Rosehill Operating completed the purchase of additional working interests in various operated wells and leasehold interests in Loving County, Texas, from unaffiliated individuals and entities for total consideration of $6.5 million, which approximates fair value. The effective date of the purchase of the working interests was May 1, 2017. The acquisition was accounted for using the guidance in ASC Topic 805, “Business Combinations”.

Note 9 – Asset Retirement Obligations

The change in asset retirement obligations (“ARO”) for the six month period ended June 30, 2017 is set forth below:

(In thousands)	2017
Balance at January 1,	$5,431
Liabilities incurred	312
Liabilities settled	(596)
Accretion expense	133
Balance at June 30,	5,280
Less: current portion	(344)
Long term	$4,936

Note 10 –Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	June 30,	December 31,
(in thousands)	2017	2016
Accrued payroll	$352	$948
Accrued legal and professional fees	1,006	223
Production taxes	140	120
Royalties payable	1,860	2,494
Advances from joint owners	113	219
Deferred rent	137	138
Asset retirement obligations, current	344	251
Accrued lease operating expense	307	—
Accrued capital expenditures	8,160	2,443
Other	1,197	399
Total	$13,616	$7,235

Note 11 – Revolving Credit Facility

Credit Agreement

On April 27, 2017, Rosehill Operating and PNC Bank, National Association, as lender, Administrative Agent and Issuing Bank, and each of the lenders from time to time party thereto (collectively, the “Lenders”) entered into a credit agreement, which provides Rosehill Operating with a revolving line of credit and a letter of credit facility of up to $250 million (“the Credit Agreement”), subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. Such redetermined borrowing base will become effective and applicable to Rosehill Operating and the Lenders on or about April 1st and October 1st of each year, as applicable, commencing October 1, 2017. Rosehill Operating and the Lenders may each request an additional redetermination of the borrowing base once between two successive scheduled redeterminations. The borrowing base will be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiary’s disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Credit Agreement may not exceed the borrowing base. Rosehill Operating’s initial borrowing base is $55.0 million, which may be increased with the consent of all Lenders. The Credit Agreement also does not permit Rosehill Operating to borrow funds if at the time of such borrowing Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. The amounts outstanding under the Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s oil and natural gas properties and associated assets and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Credit Agreement. If an event of default occurs under the Credit Agreement, the Lenders have the right to proceed against the pledged capital stock and take control of substantially all of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors’ assets.

Borrowings under the Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement matures on April 27, 2022. The amount outstanding at June 30, 2017 under the Credit Agreement is $20.0 million with a weighted average interest rate of 3.2%.

The Credit Agreement contains various affirmative and negative covenants. These covenants may limit Rosehill Operating’s ability to, among other things: incur additional indebtedness; make loans to others; make investments; enter into mergers; make or declare dividends or distributions; enter into commodity hedges exceeding a specified percentage of Rosehill Operating’s expected production; enter into interest rate hedges exceeding a specified percentage of Rosehill Operating’s outstanding indebtedness; incur liens; sell assets; and engage in certain other transactions without the prior consent of the Lenders.

The Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a working capital ratio, which is the ratio of consolidated current assets (including unused commitments under the Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, reclamation obligations to the extent classified as current liabilities and current maturities under the Credit Agreement), of not less than 1.0 to 1.0, and (2) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Funded Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the financial covenants in the Credit Facility agreement for the measurement period ended June 30, 2017.

Tema Credit Agreement

In December 2012, Tema entered into a secured line of credit with a bank for $60.0 million (the “Tema Credit Agreement”), with an optional expansion to $75.0 million, subject to satisfactory credit underwriting. Borrowings under the Tema Credit Agreement bore interest at floating LIBOR plus 1.00% (the Applicable Margin), and was collateralized by the existing producing oil and natural gas properties. There was no principal amortization required until the expiration of the Tema Credit Agreement, when all outstanding amounts became due.

Upon the closing of the Transaction on April 27, 2017, the $55.0 million outstanding balance under the Tema Credit Agreement was assumed by Rosehill Operating and immediately paid off using proceeds from the issuance of equity in the recapitalization. Concurrent with the initial drawdown of the Tema Credit Agreement, an interest rate swap was entered into with a bank to fix the interest rate of the Tema Credit Agreement. In anticipation of the closing of the Transaction on April 20, 2017, the interest rate swap was terminated by Tema.

Deferred Financing Costs

Deferred financing costs incurred in connection with securing the Credit Agreement were $0.6 million and at June 30, 2017, the net balance of $0.6 million was included in other long term assets in the condensed consolidated balance sheet.

Note 12 – Income Taxes

The Company’s sole material asset is Rosehill Operating, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Rosehill Operating’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Rosehill Operating for financial reporting purposes, the Company will be taxed on its share of future earnings not attributed to the noncontrolling interest holder, Tema, which will continue to bear its share of income tax on future earnings. The income tax burden on the earnings taxed to the noncontrolling interest is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate. The Company currently estimates its annual effective income tax rate to be 5%. No current or deferred income tax liability is recorded as a result of the Transaction since its legal form (an investment in a newly created entity taxed as a pass-through partnership for U.S. federal income tax purposes) is treated as a purchase of property such that the Company did not assume an existing tax obligation on the purchased assets. The Company expects that the excess of its tax basis in its investment in Rosehill Operating over its book carrying value in this investment resulting from the equity shift from the Transaction will reduce certain income tax payments in the future. Any tax benefit from the Transaction will not cause a reduction in the effective tax rate of the Company, but will be credited to additional paid in capital when recognized.

In connection with the Transaction the Company entered into a Tax Receivable Agreement (“TRA“) with the noncontrolling interest holder, Tema, which provides for the payment by the Company to Tema of 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Transaction as a result of (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the cash consideration, the shares of Class B common stock and warrants and the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from the redemption by Rosehill Operating or the exchange by the Company, as applicable, of Rosehill Operating Common Units for Class A common stock or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the TRA. No liability under the TRA has been recognized in the accompanying condensed consolidated balance sheet. In the future, if and when Tema exercises its right to cause Rosehill Operating to redeem all or a portion of its Rosehill Operating Common Units, a liability under the TRA will be recorded based on 90% of the estimated future cash tax savings that the Company will realize as a result of increases in the basis of the assets of Rosehill Operating attributed to the Company as a result of such redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption. Due to the uncertainty surrounding the amount and timing of future redemptions of Rosehill Operating Common Units by Tema, the Company does not believe it is appropriate to record a TRA liability until such time that Tema exercises its right to cause Rosehill Operating common units to be redeemed or converted into the Company’s Class A common shares or cash.

Though the Company has not yet completed its analysis of the tax treatment for certain costs associated with the Transaction, the Company does not anticipate a material increase in the tax basis of Rosehill Operating assets in connection with the distribution to the noncontrolling interest holder of cash consideration, shares of Class B common stock and warrants and the assumption of liabilities or other costs in connection with the Transaction; therefore, no liability associated with the TRA is reflected in the condensed consolidated financial statements.

The Company is treated as acquiring a net operating loss carryover of approximately $400,000 in the Transaction. This deferred tax asset is offset by a valuation allowance such that no net deferred tax assets are presently recorded on the financial statements, as the Company does not presently believe that the deferred tax assets are more likely than not realizable.

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of June 30, 2017. no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Note 13 – Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized. For the complete terms of these securities, refer to the Company’s amended and restated certificate of incorporation, and bylaws, which are incorporated by reference into this Form 10-Q.

Prior to the Transaction, KLRE was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the closing of the Transaction, the Company became a holding company whose sole material asset consists of its interest in Rosehill Operating. The following table summarizes the changes in the outstanding preferred stock, common stock and Class A common stock warrants through the date of the Transaction.

	Series A Preferred Stock	Class A Common Stock	Class B Common Stock	Class F Common Stock	Total Shares of Common Stock	Class A Common Stock Warrants
Issued at formation	—	588,276	—	4,312,500	4,900,776	588,276
Issued at IPO	—	7,597,044	—	—	7,597,044	7,597,044
Issued in connection with private placement	—	—	—	—	—	8,408,838
Forfeitures/Cancellation of founder shares	—	—	—	(2,266,170)	(2,266,170)	—
Conversion of founder shares	—	3,475,663	—	(2,046,330)	1,429,333	—
Redemption of Class A shares	—	(5,804,404)	—	—	(5,804,404)	—
Issued to Tema in connection with the Transaction	—	—	29,807,692	—	29,807,692	4,000,000
Preferred stock and warrants issued to PIPE Investors	95,000	—	—	—	—	5,000,000
Outstanding at the Transaction date	95,000	5,856,579	29,807,692	—	35,664,271	25,594,158

Class A Common Stock. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Additionally, the Sponsor and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, restrictions on the transfer of (i) 33% of their common stock through the first anniversary the closing date of the Transaction and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share will be permitted between the first and second anniversaries of the closing date of the Transaction. Further, in connection with underwritten offerings by the Sponsor and Tema, and subject to certain conditions, sales of common stock at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share will be permitted.

In connection with the Transaction, the Company distributed approximately $60.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 5.8 million shares of Class A common stock, which shares were then cancelled by the Company. Cash transferred to Rosehill Operating, net of transaction expenses incurred in connection with the Transaction, was $18.7 million.

Class B Common Stock. Shares of Class B common stock may be issued only to Tema, their respective successors and assigns, as well as any permitted transferees of Tema. A holder of Class B common stock may transfer shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Rosehill Operating Common Units to such transferee in compliance with the LLC Agreement. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders.

Holders of Class B common stock, generally have the right to cause the Company to redeem all or a portion of their stock in exchange for shares of the Company's Series A common stock on a one-to-one basis or, at the Company's option, an equivalent amount of cash. The Company may, however, at its option, affect a direct exchange of cash or Class A common stock for such Rosehill Operating common units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating common units, a corresponding number of shares of Class B common stock will be canceled.

In the Transaction, the Company issued to Rosehill Operating 29,807,692 shares of its Class B common stock and 4,000,000 warrants exercisable for shares of its Class A common stock in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units. Rosehill Operating immediately distributed the warrants and shares of Class B common stock to Tema.

Class F Common Stock. In November 2015, pursuant to the Securities Subscription Agreement, dated as of November 20, 2015, the Sponsor purchased 4,312,500 shares of Class F common stock (the “Founder Shares”) for $25,000. The Founder Shares were identical to the Class A common stock included in the units sold in its initial public offering (“IPO”) except that the Founder Shares were subject to certain transfer restrictions. In December 2015, February 2016 and March 2016, the Sponsor and the Company’s officers returned an aggregate of 862,500; 575,000; and 828,670 Founder Shares, respectively, at no cost. All of the Founder Shares returned were cancelled by the Company.

The 2,046,330 remaining Founder Shares represented 20.0% of the outstanding shares upon the completion of the IPO. On April 28, 2017, all of the outstanding Founder Shares were automatically converted into 3,475,663 shares of Class A common stock in connection with the Transaction. As used herein, unless the context otherwise requires, the “Founder Shares” are deemed to include the shares of Class A common stock issued upon conversion thereof and such converted shares continue to be subject to certain transfer restrictions.

8% Series A Cumulative Perpetual Convertible Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $1,000 per share and is convertible, at the holder’s option at any time, initially into 86.9565 shares of the Company’s Class A common stock (which is equivalent to an initial conversion price of approximately $11.50 per share of Class A common stock), subject to specified adjustments and limitations as set forth in the Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”). Under certain circumstances, the Company will increase the conversion rate upon a “fundamental change” as described in the Certificate of Designations. Based on the initial conversion rate, 8,260,868 shares of the Company’s Class A common stock would be issuable upon conversion of all of the Series A Preferred Stock outstanding at June 30, 2017.

The Company contributed the net proceeds of $70.8 million ($75.0 million gross proceeds, net of $4.2 million in equity issuance costs) from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (the “PIPE Warrants”), exercisable for shares of Class A common stock, to Rosehill Operating. The net proceeds from the issuance of these preferred shares and warrants was attributed to the preferred stock and warrants (reflected in additional paid-in capital in the accompanying condensed consolidated balance sheet) issued to the PIPE Investors based on the fair value of those securities using the closing price of the Class A common stock and the warrants on April 27, 2017. The residual proceeds were attributed to the value of the preferred stock in the accompanying condensed consolidated balance sheet because there was and is no quoted prices in active markets for those securities.

Rosemore and the Sponsor backstopped redemptions by the public stockholders of the Company once 30% of the outstanding shares of Class A common stock were redeemed by purchasing 20,000 shares of Series A Preferred Stock for net proceeds of $20.0 million pursuant to a side letter entered into between Rosemore, the Sponsor and the Company.

The Company contributed the net proceeds from the issuance of 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and the Sponsor to Rosehill Operating.

The Company’s Board of Directors declared a dividend on the Series A Preferred Stock on June 29, 2017, which was paid in-kind through the issuance of 1,372 shares of Series A preferred stock on July 15, 2017.

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment pursuant the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017, upon the completion of the Transaction and will expire on April 27, 2022. The Company may call the warrants for redemption if the reported last sale price of the Class A common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

There were 588,276 warrants issued in connection with the formation of the Company and 7,597,044 public warrants issued in connection with KLRE’s IPO. Additionally, there were 8,408,838 warrants issued to the Sponsor and EarlyBirdCapital Inc. pursuant to a private placement (the “Private Placement Warrants”) in connection with the Company’s initial public offering (including the Class A common stock issuable upon exercise of the Private Placement Warrants). The Private Placement Warrants will not be redeemable by the Company and will be exercisable on a cashless basis so long as they are held by the initial holders or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants described above. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants described above.

In connection with the closing of the Transaction, the Company issued 5,000,000 warrants to the PIPE Investors and 4,000,000 warrants to Tema. These warrants were issued on the same terms, and are subject to the same rights and obligations, as described above.

At June 30, 2017, there were 25,594,158 warrants outstanding.

Noncontrolling Interest.  Noncontrolling interest represents the membership interest held by holders other than the Company. On April 27, 2017, upon the close of the Transaction, the Company’s noncontrolling interest percentage in Rosehill Operating, held by Tema, was approximately 84%, The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. Of the proceeds received in connection with the Transaction, $40.5 million was distributed to the noncontrolling interest.

Long Term Incentive Plan. As of June 30, 2017, there were 7.5 million shares of Class A common stock available for issuance under the Rosehill Resources Inc. Long Term Incentive Plan dated as of April 27, 2017 (the “LTIP”), subject to adjustment pursuant to the plan. On July 19, 2017, a grant of 105,666 shares of restricted stock was awarded to the Company’s non-employee directors pursuant to the LTIP. These shares will fully vest on July 18, 2018. Stock-based compensation cost associated with this award totaling $840,000 will be recognized over the one-year vesting period.

Note 14 – Transactions with Related Parties

The Company is not entitled to compensation for its services as managing member of Rosehill Operating. The Company is entitled to reimbursement by Rosehill Operating for any costs, fees or expenses incurred on behalf of Rosehill Operating (including costs of securities offerings not borne directly by members, board of directors’ compensation and meeting costs, cost of periodic reports to its stockholders, litigation costs and damages arising from litigation, accounting and legal costs); provided that the Company will not be reimbursed for any of its income tax obligations.

Rosemore. Rosemore provides employee benefits and other administrative services to Rosehill Operating and Tema. During the three months ended June 30, 2017 and the three months ended June 30, 2016, Rosemore incurred and billed to Rosehill Operating approximately $1.4 million and $1.2 million respectively; related to these services. Rosemore incurred and billed to Rosehill Operating approximately $2.9 million and $2.6 million for the six-month period ended June 30, 2017 and June 30, 2016, respectively. A portion of these amounts have been allocated to Rosehill Operating on the Condensed Consolidated Statements of Operations – see “Cost Allocations” below. At June 30, 2017, the payable due to Rosemore related to these expenses was $0.1 million. At December 31, 2016, the payable due to Rosemore related to these expenses was approximately $0.3 million.

Gateway Gathering and Marketing (“Gateway”). A portion of Rosehill Operating’s oil, natural gas and NGLs is sold to Gateway, a subsidiary of Rosemore. During the three and six months ended June 30, 2017, revenues from production sold to Gateway were approximately $11.0 million and $24.8 million, respectively. During the three and six months ended June 30, 2016, revenues from production sold to Gateway were approximately $6.3 million and $9.3 million, respectively. As of June 30, 2017 and December 31, 2016, the related receivable due from Gateway was approximately $4.3 million and $4.5 million, respectively.

During the three and six months ended June 30, 2017, approximately $0.3 million and $0.5 million, respectively, was incurred related to a marketing and gathering agreement with Gateway compared to approximately $0.2 million and $0.4 million, during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the payable due to Gateway related to this agreement was approximately $0.2 million and $0.3 million, respectively. Certain consulting services are provided to Gateway, and for each of the three and six months ended June 30, 2017 and three and six months ended June 30, 2016, Gateway was invoiced amounts less than $0.1 million related to these services, which were recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Certain other general and administrative services are also provided to Gateway, for which Gateway was invoiced approximately $0.1 million in the three months ended June 30 2016 and was invoiced approximately $0.1 million and $0.2 million in six months ended June 30 2017, and June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the receivable due from Gateway related to these services was approximately $0.1 million and $0.3 million, respectively.

Transaction expenses. Under the terms of the Transaction, the Company reimbursed Tema and Rosemore $1.6 million and $2.4 million, respectively, on April 27, 2017, for costs incurred in connection with the Transaction.

Distributions. The LLC Agreement requires Rosehill Operating to make a corresponding cash distribution to the Company at any time a dividend is to be paid by the Company to the holders of its Series A Preferred Stock. The LLC Agreement allows for distributions to be made by Rosehill Operating to its members on a pro rata basis in accordance with the number of Rosehill Operating Common Units owned by each member out of funds legally available therefor. The Company expects Rosehill Operating may make distributions out of Distributable Cash periodically to the extent permitted by the revolving credit facility agreements of Rosehill Operating and necessary to enable the Company to cover its operating expenses and other obligations, as well as to make dividend payments, if any, to the holders of its Class A common stock. In addition, the LLC Agreement generally requires Rosehill Operating to make pro rata distributions to its members, including the Company, in an amount at least sufficient to allow the Company to (i) pay its taxes and (ii) satisfy its obligations under the Tax Receivable Agreement.

Cost Allocations. For periods prior to the Transaction, Tema allocated certain overhead costs associated with general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support departments related to Rosehill Operating. Overhead costs allocated were $1.1 million for the three months ended June 30, 2016, and were $1.5 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. There were no overhead costs allocated for the three months ended June 30, 2017. Also included in the cost allocations are costs associated with employees covered under Rosemore’s defined benefit plan and long-term incentive compensation plan. Employees of Rosehill Operating no longer participate in either employee benefit plan. Where costs incurred related to Rosehill Operating’s assets in the periods prior to the Transaction could not be determined by specific identification, the costs were primarily allocated proportionately on a Boe basis. Management believes the allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had Rosehill Operating’s assets been a stand-alone company during the 2016 periods presented.

Where costs incurred related to Rosehill Operating could not be determined by specific identification, the costs are primarily allocated proportionately on a Boe basis. Management believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had the assets that were contributed by Tema in the Transaction been a stand-alone company.

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance, and (iii) office space to Gateway. Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance, and (iv) legal services. The TSA terminates on October 27, 2018 unless terminated or discontinued earlier in accordance with the terms and condition of the TSA. During the six months ended June 30, 2017, the Company incurred and billed costs of $0.4 million related to services provided by Tema under the TSA. Amounts due from Tema as of June 30, 2017, related to the TSA are $0.4 million. Additionally, estimated amounts due to the Company from Tema related to the estimated working capital adjustment totaled $0.4 million at June 30, 2017.

Note 15 – Commitments and Contingencies

Legal. In the ordinary course of business, the Company is party to various legal actions, which arise primarily from its activities as operator of oil and natural gas wells. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operation.

Environmental Matters. Environmental assessments and remediation efforts are conducted at multiple locations, primarily previously owned or operated facilities. Environmental and clean-up costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recorded no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically as additional or new information is available. Environmental assessments and remediation costs for the three or six months ended June 30, 2017 and 2016 did not have a material adverse effect on the financial condition, results of operations and cash flows

Rights of Securities Holders. The holders of the Founder Shares, the Series A Preferred Stock, the Private Placement Warrants and unregistered Class A common stock were entitled to registration rights pursuant to certain agreements of the Company. In May 2017, the Company filed a registration statement registering the Founder Shares, the Series A Preferred Stock (and any shares of common stock issuable upon conversion of the Series A Preferred Stock), the Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), the unregistered Class A common stock and the shares of common stock issuable upon exercise of the outstanding Warrants. The registration statement was declared effective on June 19, 2017.

Rosehill Operating Common Unit Redemption Right. The LLC Agreement provides Tema with a redemption right, which entitles Tema to cause Rosehill Operating to redeem, from time to time, all or a portion of its Rosehill Operating common units (and a corresponding number of shares of Class B common stock) for, at Rosehill Operating’s option, newly-issued shares of the Company’s Class A common stock on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Class A common stock for the twenty trading days prior to the date Tema delivers a notice of redemption for each Rosehill Operating common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a reclassification event (as defined in the LLC Agreement), the Company as managing member is required to ensure that each Rosehill Operating common unit (and a corresponding share of Class B common stock) is redeemable for the same amount and type of property, securities or cash that a share of Class A common stock becomes exchangeable for or converted into as a result of such reclassification event. Upon the exercise of the redemption right, Tema will surrender its Rosehill Operating common units (and a corresponding number of shares of Class B common stock) to Rosehill Operating and (i) Rosehill Operating shall cancel such Rosehill Operating common units and issue to the Company a number of Rosehill Operating common units equal to the number of surrendered Rosehill Operating common units and (ii) the Company shall cancel the surrendered shares of Class B common stock. The LLC Agreement requires that the Company contribute cash or shares of Class A common stock to Rosehill Operating in exchange for the issuance to the Company described in clause (i). Rosehill Operating will then distribute such cash or shares of the Company’s Class A common stock to Tema to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, affect a direct exchange of cash or its Class A common stock for such Rosehill Operating common units in lieu of such a redemption.

Maintenance of One-to-One Ratios. The LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A common stock and (ii) the number of Rosehill Operating common units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar shareholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plans and certain equity securities issued pursuant to the Company’s equity compensation plans (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the Series A Preferred Stock and the warrants) and (ii) the number of corresponding outstanding equity securities of Rosehill Operating. These provisions are intended to result in Tema having a voting interest in the Company that is identical to Tema’s economic interest in Rosehill Operating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Rosehill Resources,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Rosehill Resources Inc. and its subsidiaries, currently Rosehill Operating Company, LLC, and (ii) “Rosehill Operating” refer to Rosehill Operating Company, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 16%.

On April 27, 2017, we consummated a reverse recapitalization (the “Transaction”) pursuant to which we acquired a portion of the equity of Rosehill Operating. The Transaction was accounted for as a reverse recapitalization because the former owners of Rosehill Operating have control over the combined company through their 84% ownership of the common stock of the Company. Although the Company was the legal acquirer, Rosehill Operating was the accounting acquirer. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Transaction) presented.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Risk Factors in our Registration Statement on Form S-3, as amended, filed with the SEC on June 14, 2017 (the “Registration Statement on Form S-3”), and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves;

●	our drilling prospects, inventories, projects and programs;

●	our ability to replace the reserves we produce through drilling and property acquisitions;

●	our financial strategy, liquidity and capital required for our development program;

●	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

●	the timing and amount of our future production of oil, natural gas and NGLs;

●	our hedging strategy and results;

●	our future drilling plans;

●	our competition and government regulations;

●	our ability to obtain permits and governmental approvals;

●	our pending legal or environmental matters;

●	our marketing of oil, natural gas and NGLs;

●	our leasehold or business acquisitions;

●	our costs of developing our properties;

●	general economic conditions;

●	credit markets;

●	uncertainty regarding our future operating results; and

●	our plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under Risk Factors in our Registration Statement on Form S-3. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

We are an independent oil and natural gas company focused on the exploration, development, acquisition and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin as well as the Fort Worth Basin. During the quarter ended June 30, 2017, we commenced drilling on ten wells and completed nine wells in the Delaware Basin. In the six months ended June 30, 2017, we commenced drilling on twelve wells and completed ten wells in the Delaware Basin.

We were incorporated in Delaware on September 21, 2015 as a special purpose acquisition company under the name of KLR Energy Acquisition Corporation (“KLRE”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On April 27, 2017, we consummated the Transaction pursuant to which we acquired a portion of the equity of Rosehill Operating, into which Tema Oil & Gas Company (“Tema”), a wholly-owned subsidiary of Rosemore, Inc. (“Rosemore”), contributed certain assets and liabilities. At the closing of the Transaction, we became the sole managing member of Rosehill Operating and our sole material asset is our interest in Rosehill Operating. Following the Transaction, we changed our name to Rosehill Resources Inc.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

●	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts on our oil and natural gas production;

●	production results;

●	operating expenses on a per Barrel of oil equivalent (“Boe”); and

●	Adjusted EBITDAX.

See the sections Sources of Our Revenues, Realized Prices, Production Results, and Operating Costs and Expenses below for a discussion of items affecting these metrics.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Oil sales contributed 77% and 73% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Natural gas sales contributed 12% and 13% and NGLs sales contributed 11% and 14% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Oil sales contributed 78% and 70% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Natural gas sales contributed 11% and 15% and NGLs sales contributed 11% and 14% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Our oil, natural gas and NGL revenues and percentages do not include the effects of commodity derivatives.

Realized Prices

Increases or decreases in our revenue, profitability, and future production growth are highly dependent on the commodity prices we receive. Oil, natural gas, and NGL prices are market driven and have been historically volatile. We expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors. A 10% per barrel change in our realized oil price would have resulted in a $1.1 million change in oil revenues for the three months ended June 30, 2017. A 10% per Mcf change in our realized natural gas price would have resulted in a $0.2 million change in natural gas revenues for the three months ended June 30, 2017. A 10% per barrel change in NGL prices would have changed revenue by $0.2 million for the three months ended June 30, 2017. A 10% per barrel change in our realized oil price would have resulted in a $2.5 million change in oil revenues for the six months ended June 30, 2017. A 10% per Mcf change in our realized natural gas price would have resulted in a $0.4 million change in natural gas revenues for the six months ended June 30, 2017. A 10% per barrel change in NGL prices would have changed revenue by $0.3 million for the six months ended June 30, 2017.

The following table presents our average realized commodity prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Crude Oil (per Bbl):
Average realized price, before the effects of cash settled commodity derivatives	$44.45	$41.75	$46.70	$36.79
Natural Gas (per Mcf):
Average realized price, before the effects of cash settled commodity derivatives	2.59	1.81	2.73	1.81
NGLs (per Bbl):
Average realized price, before the effects of cash settled commodity derivatives	14.70	12.31	16.71	10.96

While quoted NYMEX oil and natural gas prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, transportation fees, and regional price differentials for these products.

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

Operational and Financial Highlights for the Three and Six Months Ended June 30, 2017

Production Results

The following table presents production volumes for our properties for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Oil (MBbls)	253	154	536	259
Natural gas (MMcf)	701	640	1,357	1,140
NGLs (MBbls)	109	97	205	176
Total (MBoe)	478	358	967	625
Average net daily production (Boe/d)	5,258	3,931	5,343	3,433

As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves will depend on our ability to continue to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through drilling as well as acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our ability to borrow or raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months
	Ended June 30,
	2017	2016	Change	Change %
Revenues (in thousands):
Oil sales	$11,246	$6,430	$4,816	75%
Natural gas sales	1,817	1,159	658	57%
NGL sales	1,602	1,194	408	34%
Total revenues	$14,665	$8,783	$5,882	67%

Average sales price (1):
Oil (per Bbl)	$44.45	$41.75	$2.70	6%
Natural gas (per Mcf)	2.59	1.81	0.78	43%
NGLs (per Bbl)	14.70	12.31	2.39	19%
Total (per Boe)	$30.68	$24.53	$6.15	25%
Total, including effects of gain (loss) on settled commodity derivatives, net (per Boe)	$30.65	$24.82	$5.83	23%

Net Production:
Oil (MBbls)	253	154	99	64%
Natural gas (MMcf)	701	640	61	10%
NGLs (MBbls)	109	97	12	12%
Total (MBoe)	478	358	120	34%
Average daily net production volume:
Oil (Bbls/d)	2,779	1,688	1,091	65%
Natural gas (Mcf/d)	7,700	7,036	664	9%
NGLs (Bbls/d)	1,195	1,071	124	12%
Total (Boe/d)	5,258	3,931	1,327	34%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The $5.9 million increase in total revenues for the three months ended June 30, 2017, as compared to the prior period was due to increases in oil sales, natural gas sales and NGL sales resulting from higher production volumes coupled with higher average sales prices. The increase in average net daily production for the three months ended June 30, 2017, as compared to the prior period contributed $4.7 million, coupled with an increase in the average sales price that contributed $1.1 million. The increase in average net daily production was attributable to four additional operated wells being on production during the three months ended June 30, 2017 as compared to the prior period.

Oil sales for the three months ended June 30, 2017, as compared to the prior period increased $4.8 million primarily due to an increase in oil production that contributed $4.4 million, coupled with an increase in the average sales price for oil that contributed $0.4 million. Natural gas sales for the three months ended June 30, 2017 as compared to the prior period increased $0.7 million primarily due to an increase in natural gas production that contributed $0.2 million, coupled with an increase in the average sales price for natural gas that contributed $0.5 million. NGLs sales for the three months ended June 30, 2017 as compared to the prior period increased $0.4 million primarily due to an increase in NGLs production that contributed $0.2 million, coupled with an increase in the average sales price for NGLs that contributed $0.2 million.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months
	Ended June 30,
	2017	2016	Change	Change %
Operating expenses (in thousands):
Lease operating expenses	$1,918	$1,310	$608	46%
Production taxes	659	403	256	64%
Gathering and transportation expenses	768	585	183	31%
Depreciation, depletion, amortization and accretion expense	9,536	5,616	3,920	70%
Exploration costs	457	175	282	161%
General and administrative expenses	2,204	1,141	1,063	93%
Transaction expenses	1,375	-	1,375	—%
Total operating expenses	$16,917	$9,230	$7,687	83%
Operating expenses per Boe:
Lease operating expenses	$4.01	$3.66	$0.35	10%
Production taxes	1.38	1.13	0.25	22%
Gathering and transportation expenses	1.61	1.63	(0.02)	(1)%
Depreciation, depletion, amortization and accretion expense	19.95	15.69	4.26	27%
Exploration costs	0.96	0.49	0.47	96%
General and administrative expenses	4.61	3.19	1.42	45%
Transaction expenses	2.88	-	2.88	—%
Total operating expenses per Boe	$35.40	$25.79	$9.61	37%

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2017, as compared to the prior period increased primarily due to an increase in produced water disposal and purchased injection water and gas. On a Boe basis, LOE for the three months ended June 30, 2017, as compared to the prior period, increased primarily due to the increased costs in produced water disposal and purchase injection water and gas.

Production Taxes. Production taxes are primarily based on the market value of Rosehill Operating’s production at the wellhead. Production taxes for the three months ended June 30, 2017 as compared to the prior period increased due to an increase in production revenues. On a Boe basis, production taxes increased primarily due to a 25% increase in average sales price per Boe. Production taxes as a percentage of production revenues were 4% for the three months ended June 30, 2017, compared to 5% for the prior period.

Gathering and Transportation Expenses. Gathering and transportation expenses for the three months ended June 30, 2017 as compared to the prior period increased due to the 120 MBoe increase in sales and processing volumes. On a Boe basis, gathering and transportation expenses for the three months ended June 30, 2017, were consistent with the prior period.

Depreciation, Depletion, Amortization and Accretion (“DD&A”).  DD&A for the three months ended June 30, 2017, as compared to the prior period increased due to higher production volumes and a higher DD&A rate from recent drilling activity. On a Boe basis, DD&A for the three months ended June 30, 2017 increased compared to prior period.

Exploration Costs. Exploration costs for the three months ended June 30, 2017, as compared to the prior period increased primarily due to costs related to an unsuccessful acquisition of $0.2 million. On a Boe basis, exploration costs increased due to unsuccessful acquisition costs in the three months ended June 30, 2017, as compared to the prior period.

General and Administrative Expenses (“G&A”).  G&A expense for the three months ended June 30, 2017 as compared to the prior period increased primarily due to public company expenses ($0.1 million), audit fees ($0.2 million) and recruiting fees ($0.2 million) not historically incurred in periods prior to the Transaction, consulting fees ($0.3 million), software licensing ($0.1 million), insurance ($0.1 million) and rent for additional office space ($0.1 million). See Note 14— Transactions with Related Parties – Cost Allocations to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for discussions of the allocation methodology used to determine certain G&A expenses for comparative periods prior to the Transaction.

Transaction Expenses. We incurred transaction expenses of $1.4 million during the three months ended June 30, 2017 related to the Transaction.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months
	Ended June 30,
	2017	2016	Change	Change %
Other (expense) income (in thousands)
Interest expense	$(431)	$(612)	$181	(30)%
Gain (loss) on commodity derivatives, net	1,303	(1,918)	3,221	168%
Other income net	153	8	145	1,813%
Total other income (expense)	$1,025	$(2,522)	$3,547	141%

Interest Expense. Interest expense for the three months ended June 30, 2017, as compared to the prior period decreased $0.2 million due to a decrease in net losses on interest rate swaps and the elimination of a $0.2 million bank fee which was paid in relation to the reduction of the interest rate swap during the three months ended June 30, 2016.

Gain (loss) on commodity derivatives, net. During the three months ended June 30, 2017 and 2016, we recognized a gain and loss, respectively, associated with commodity derivatives. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices and the monthly settlement of the instruments.

Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Oil, Natural Gas, and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes:

	Six Months
	Ended June 30,
	2017	2016	Change	Change %
Revenues (in thousands):
Oil sales	$25,029	$9,528	$15,501	163%
Natural gas sales	3,711	2,064	1,647	80%
NGLs sales	3,426	1,929	1,497	78%
Total revenues	$32,166	$13,521	$18,645	138%

Average sales price (1):
Oil (per Bbl)	$46.70	$36.79	$9.91	27%
Natural gas (per Mcf)	2.73	1.81	0.92	51%
NGLs (per Bbl)	16.71	10.96	5.75	52%
Total (per Boe)	$33.26	$21.63	$11.63	54%
Total, including effects of gain on settled commodity derivatives, net (per Boe)	$32.94	$22.93	$10.01	44%

Net Production:
Oil (MBbls)	536	259	277	107%
Natural gas (MMcf)	1,357	1,140	217	19%
NGLs (MBbls)	205	176	29	16%
Total (MBoe)	967	625	342	55%

Average daily net production volume:
Oil (Bbls/d)	2,963	1,425	1,538	108%
Natural gas (Mcf/d)	7,495	6,263	1,232	20%
NGLs (Bbls/d)	1,131	965	166	17%
Total (Boe/d)	5,343	3,433	1,910	56%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues for the six months ended June 30, 2017, as compared to the prior period was due to increases in oil sales, natural gas sales, and NGL sales resulting from higher production volumes coupled with higher average sales prices. The increase in average daily net production for the six months ended June 30, 2017, as compared to the prior period contributed $14.0 million, coupled with an increase in the average sales price that contributed $4.6 million. The increase in average net daily production was attributable to four additional operated wells being on production during the six months ended June 30, 2017 as compared to the prior period.

Oil sales for the six months ended June 30, 2017, as compared to the prior period increased primarily due to an increase in oil production that contributed $12.9 million, coupled with an increase in the average sales price for oil that contributed $2.6 million. Natural gas sales for the six months ended June 30, 2017, as compared to the prior period increased primarily due to an increase in natural gas production that contributed $0.6 million coupled with an increase in the average sales price for natural gas that contributed $1.0 million. NGL sales for the six months ended June 30, 2017, as compared to the prior period increased primarily due to an increase in NGL production that contributed $0.5 million coupled with an increase in the average sales price for NGL that contributed $1.0 million.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months
	Ended June 30,
	2017	2016	Change	Change %
Operating expenses (in thousands):
Lease operating expenses	$3,535	$2,307	$1,228	53%
Production taxes	1,467	606	861	142%
Gathering and transportation expenses	1,494	1,068	426	40%
Depreciation, depletion, amortization and accretion expense	17,767	10,638	7,129	67%
Exploration costs	774	318	456	143%
General and administrative expenses	3,669	2,549	1,120	44%
Transaction expenses	2,469	-	2,469	100%
Gain on sale of other assets	(11)	-	(11)	(100%)
Total operating expenses	$31,164	$17,486	$13,678	78%
Operating expenses per Boe:
Lease operating expenses	$3.66	$3.69	$(0.03)	(1%)
Production taxes	1.52	0.97	0.55	57%
Gathering and transportation expenses	1.54	1.71	(0.17)	(10%)
Depreciation, depletion, amortization and accretion expense	18.37	17.02	1.35	8%
Exploration costs	0.80	0.51	0.29	57%
General and administrative expenses	3.79	4.08	(0.29)	(7%)
Transaction expenses	2.55	-	2.55	100%
Gain on sale of other assets	(0.01)	-	(0.01)	(100%)
Total operating expenses per Boe	$32.22	$27.98	$4.24	15%

Lease Operating Expenses. The increase in LOE for the six months ended June 30, 2017, as compared to the prior period was primarily due to produced water disposal fees of $0.4 million, surface equipment repair and maintenance of $0.2 million, and purchases of injection water and gas of $0.3 million. On a Boe basis, LOE decreased due to a 342 MBoe increase in production during the six months ended June 30, 2017, as compared to the prior period.

Production Taxes. Production taxes are primarily based on the market value of Rosehill Operating’s production at the wellhead. Production taxes for the six months ended June 30, 2017, as compared to the prior period increased due to the increase in production revenues. On a Boe basis, production taxes increased primarily due to a 54% increase in average sales price per Boe. Production taxes as a percentage of production revenues were 5% for the six months ended June 30, 2017, compared to 4% for the prior period.

Gathering and Transportation Expenses. Gathering and transportation expenses for the six months ended June 30, 2017 as compared to the prior period increased due to the increase in sales and processing volumes. On a Boe basis, gathering and transportation expenses decreased due to a 342 MBoe increase in production during the six months ended June 30, 2017, as compared to the prior period.

Depreciation, Depletion, Amortization and Accretion.  DD&A for the six months ended June 30, 2017, as compared to the prior period increased due to higher production volumes and a higher DD&A rate from recent drilling activity. On a Boe basis, DD&A for the six months ended June 30, 2017 increased compared to prior period.

Capitalized costs related to drilled uncompleted wells are excluded from the DD&A and impairment calculations pending commencement of production. Two wells were added to producing wells during the six months ended June 30, 2017.

Exploration Costs. Exploration costs for the six months ended June 30, 2017, as compared to the prior period increased primarily due to costs related to an unsuccessful acquisition of $0.2 million and to an increase in geological and geophysical (“G&G”) hardware and software maintenance costs of $0.2 million.

General and Administrative Expenses.  G&A expense for the six months ended June 30, 2017, as compared to the prior period increased primarily due to public company expenses ($0.1 million) and audit fees ($0.3 million) not historically incurred in periods prior to the Transaction, and consulting fees ($0.3 million) and recruiting fees ($0.2 million). See Note 14— Transactions with Related Parties – Cost Allocations to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for discussions of the allocation methodology used to determine certain G&A expenses for comparative periods prior to the Transaction.

Transaction Expenses. We incurred transaction expenses of $2.5 million during the six months ended June 30, 2017, related to the Transaction.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Six Months
	Ended June 30,
	2017	2016	Change	Change %
Other (expense) income (in thousands):
Interest expense	$(974)	$(2,046)	$1,072	(52)%
Gain (loss) on commodity derivatives, net	3,202	(1,901)	5,103	268%
Other income (expense), net	43	22	21	95%
Total other expense	$2,271	$(3,925)	$6,196	158%

Interest Expense. Interest expense for the six months ended June 30, 2017, as compared to the prior period decreased due to a decrease in realized and unrealized losses on the interest rate swap and the elimination of a $0.2 million bank fee. The $0.2 million bank fee was paid in relation to the reduction of the interest rate swap during the six months ended June 30, 2016.

Gain (loss) on commodity derivatives, net. During the six months ended June 30, 2017 and 2016, we recognized a gain and loss, respectively, associated with commodity derivatives. Net gains and losses commodity derivatives are a function of fluctuations in the underlying commodity prices and the monthly settlement of the instruments.

Capital Requirements and Sources of Liquidity

Overview

Our development and acquisition activities require us to make significant operating and capital expenditures. Our primary sources of liquidity include cash flows from operations and borrowings under our Credit Agreement.

Our 2017 capital budget for drilling, completion and recompletion activities and facilities costs is approximately $145 million, excluding leasing and other acquisitions. During the three and six months ended June 30, 2017, we incurred capital costs, excluding asset retirement costs and leasing and acquisition costs, of approximately $36.0 million and $45.3 million, respectively.

Prior to the Transaction, Tema had $55.0 million outstanding under its secured line of credit, which was assumed by us upon the closing of the Transaction and immediately paid off using proceeds from the Transaction. On April 27, 2017, we entered into the Credit Agreement with a revolving line of credit and letter of credit facility of up to $250.0 million with an initial borrowing base of $55.0 million. At June 30, 2017, $20.0 million was outstanding under the Credit Agreement. The Credit Agreement matures on April 27, 2022. We were in compliance with the financial covenants in the Credit Facility agreement for the measurement period ended June 30, 2017. See additional discussion of the Credit Agreement and Prior Tema Credit Agreement in Note 11 – Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Based on our oil and natural gas price expectations for 2017, we believe that our cash flow from operations and future borrowings under our Credit Agreement (the borrowing base of which we expect to grow) will provide us with sufficient capital to fund our operations for the next twelve months. However, actual growth in the borrowing base may lag liquidity or funding needs and, as such, we may require additional sources of capital to pay down the credit facility balance and / or reduce our planned capital investments. Although we believe we will have adequate access to capital, there is no assurance that this additional capital will be available or available at acceptable terms. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties.

In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities, or other means.

We plan to continue to enter into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations. Under this strategy, we expect to maintain an active hedging program that seeks to reduce our exposure to changes in commodity prices.

Working Capital Analysis

We define working capital as current assets less current liabilities. At June 30, 2017 and December 31, 2016, we had working capital of $2.4 million and $2.0 million, respectively. We may incur working capital deficits in the future due to liabilities incurred in connection with our drilling program. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $11.1 million and $8.4 million, at June 30, 2017 and December 31, 2016, respectively. We expect that the pace of development activities, production volumes, commodity prices, and differentials to NYMEX prices for oil and natural gas production will be the largest variables affecting our working capital.

Analysis of Cash Flow Changes for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes our cash flows for the periods indicated:

	Six Months
	Ended June 30,
	2017	2016
Net cash provided by operating activities	$16,883	$600
Net cash used in investing activities	(45,326)	(7,337)
Net cash provided by (used in) financing activities	31,067	(12,541)
Net change in cash and cash equivalents	$2,624	$(19,278)

Operating Activities. Net cash provided by operating activities is primarily affected by the price of oil, natural gas and NGLs, production volumes, and changes in working capital. The increase in net cash provided by operating activities of $16.3 million for the six months ended June 30, 2017, as compared to the prior period was primarily due to an increase in production and realized price increasing revenues $18.6 million for 2017 as compared to the six month period ended June 30, 2016, resulting in higher production margins.

Investing Activities. Net cash used in investing activities is primarily comprised of acquisition and development of oil and natural gas properties. During the six months ended June 30, 2017, net cash used in investing activities included $45.2 million attributable to the acquisition and development of oil and natural gas properties. During the six months ended June 31, 2016, net cash used in investing activities included $7.2 million attributable to the acquisition and development of oil and natural gas properties.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2017, included $90.8 million of proceeds from the issuance of preferred stock and warrants, $18.7 million of net proceeds from the Transaction, $20.0 million of proceeds from borrowings under the Credit Agreement, offset by $55.0 million repayment on the Prior Tema Credit Agreement and $40.5 million paid to noncontrolling interest owners. Net cash used in financing activities during the six months ended June 30, 2016 included $12.0 million repayment on the Prior Tema Credit Agreement.

Credit Agreement

On April 27, 2017, we entered into a Credit Agreement, which provides a revolving line of credit and a letter of credit facility of up to $250.0 million, subject to a borrowing base that is determined semi-annually by the lenders. The initial borrowing base is $55.0 million, which may be increased with the consent of all lenders.

For additional information on our Credit Agreement, see Note 11 – Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our Definitive Proxy Statement, filed with the SEC on April 12, 2017 (the “Proxy Statement”), contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s judgment. Our more significant policies and estimates include:

●	Successful efforts method of accounting for oil and natural gas activities

●	Impairment of oil and natural gas properties

●	Oil and natural gas reserve quantities

●	Revenue recognition

●	Commodity derivative instruments

●	Asset retirement obligations

This Quarterly Report on Form 10-Q should be read together with the discussion contained in the Proxy Statement regarding these critical accounting policies. There have been no material changes to our critical accounting policies from those described in the Proxy Statement.

Recently Issued Accounting Pronouncements

Please refer to Note 3— Summary of Significant Accounting Policies and Recently Issued Accounting Standards in the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on us.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an ‘‘emerging growth company’’ and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for oil, natural gas, and NGLs production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and we expect this volatility to occur in the future. As an example of recently experienced volatility, since January 1, 2014, the WTI spot price for oil declined from a high of $107.95 per barrel on June 20, 2014 to $26.19 per barrel on February 11, 2016, and the Henry Hub spot price for natural gas declined from a high of $8.15 per MMBtu on February 10, 2014 to a low of $1.49 per MMBtu on March 4, 2016. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have suffered significant recent declines in realized prices. Subsequent to the latter dates, commodity prices have stabilized.

The prices we receive for oil, natural gas, and NGLs production depend on numerous factors beyond our control, some of which are discussed under “Risk Factors” in the Risk Factors in our Registration Statement on Form S-3.

A 10% per barrel change in realized oil price would have resulted in a $1.1 million change in oil revenues for the three months ended June 30, 2017. A 10% per Mcf change in realized natural gas price would have resulted in a $0.2 million change in natural gas revenues for the three months ended June 30, 2017. A 10% per barrel change in NGLs prices would have changed NGL revenue by $0.2 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, oil sales, natural gas sales, and NGLs sales contributed 77%, 12% and 11%, respectively, of our total revenues for the period.

A 10% per barrel change in realized oil price would have resulted in a $2.5 million change in oil revenues for the six months ended June 30, 2017. A 10% per Mcf change in realized natural gas price would have resulted in a $0.4 million change in natural gas revenues for the six months ended June 30, 2017. A 10% per barrel change in NGLs prices would have changed NGLs revenue by $0.3 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, oil sales, natural gas sales and NGLs sales contributed 78%, 11% and 11%, respectively, of our total revenues. Our oil, natural gas, and NGLs revenues do not include the effects of commodity derivatives.

Due to this volatility, we use commodity derivative instruments, such as collars, swaps, and basis swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. We are subject to no contractual obligations to hedge any portion of our production.

Derivative Positions

Below is a summary of our open commodity derivative instrument positions for 2017 and beyond as of June 30, 2017, by product and strategy:

	Three Months Ended
	9/30/17	12/31/17	3/31/18	6/30/18

NYMEX WTI(1) Crude Swaps:
Notional volume (Bbl)	57,000	96,000	75,000	15,000
Weighted average fixed price ($/Bbl)	$54.29	$54.11	$53.77	$51.82
NYMEX WTI(1) Crude Options:
Puts:
Notional volume (Bbl)	30,000	—	—	—
Weighted average fixed price ($/Bbl)	$42.50	$—	$—	$—
Calls:
Notional volume (Bbl)	15,000	—	—	—
Weighted average fixed price ($/Bbl)	$60.00	$—	$—	$—
NYMEX HH(2) Natural Gas Swaps:
Notional volume (MMBtu )	390,000	390,000	630,000	—
Weighted average fixed price ($/MBtu )	$3.12	$3.13	$3.47	$—
NYMEX HH(2) Natural Gas Options:
Puts:
Notional volume (MMBtu)	—	360,000	—	—
Weighted average fixed price ($/MBtu )	$—	$3.03	$—	$—
Calls:
Notional volume (MMBtu)	—	180,000	—	—
Weighted average fixed price ($/MBtu )	$—	$3.83	$—	$—

(1)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange.

(2)	NYMEX HH refers to Henry Hub natural gas price on the New York Mercantile Exchange.

After June 30, 2017 and through August 9, 2017, the Company entered into additional crude swaps for an additional 8,000 barrels of oil per month from August 2017 through December 2017 at $49.38 per barrel and 13,000 barrels of oil per month for all of 2018 at $49.86 per barrel.  See Note 6 – Derivative Instruments in the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

Interest Rate Risk

As of August 10, 2017, we had $20.0 million outstanding under the Credit Agreement with an assumed weighted average interest rate of 3.2%. Interest under the Credit Agreement is tiered based on amount borrowed. The interest rate is LIBOR plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would not materially impact our interest cost. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Internal Controls and Procedures

We are not currently required to comply with the Security Exchange Commission’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and is therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BDO USA, LLP (“BDO”), the Company’s current independent registered public accounting firm, conducted an audit of the financial statements attributable to Rosehill Operating and as part of that process considered Rosehill Operating’s internal controls over financial reporting. Although BDO did not perform an audit of our internal controls over financial reporting, BDO concluded that Rosehill Operating had a material weakness as of December 31, 2016 due to significant deficiencies in the following areas:

●	Asset retirement obligations estimates;

●	Information technology general controls;

●	Identification and documentation of related party transactions;

●	Going concern evaluation; and

●	Depreciation, depletion and amortization calculations.

BDO performed limited procedures as part of their review of the quarter ended June 30, 2017 and concluded that Rosehill Resources had a material weakness as of that date due to significant deficiencies related to (i) technical documentation of complex transactions, (ii) identification and classification of well costs, (iii) depreciation, depletion and amortization calculations and (iv) timely reconciliation and review of accounts.

In order to remediate the deficiencies identified above and meet public company reporting requirements, we have begun to employ additional personnel throughout the Company and reassign roles and responsibilities amongst the current and newly hired personnel as needed in order to enhance the segregation of duties and the control environment. Additionally, we have engaged third-party consultants to aid in our ongoing process of mapping and documenting the Company’s internal control over financial reporting, including reviewing and evaluating our personnel levels, key processes and procedures. We expect this process to be substantially completed by the end of fiscal 2017. Additional work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, and test their operation. We believe the remedial measures we have undertaken and will continue to implement will address the material weakness in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2017.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15— Commitments and Contingencies to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of certain legal proceedings including material developments in such legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-3.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-37712	3.1	5/3/2017
3.2	Certificate of Designation of Series A Preferred Stock	8-K	001-37712	3.2	5/3/2017
3.3	Amended and Restated Bylaws of Rosehill Resources Inc	8-K	001-37712	3.3	5/3/2017
10.1	Tax Receivable Agreement, dated as of April 27, 2017, by and between the Company and Tema	8-K	001-37712	10.1	5/3/2017
10.2	First Amended and Restated Limited Liability Company Agreement of Rosehill Operating dated as of April 27, 2017	8-K	001-37712	10.3	5/3/2017
10.3	Rosehill Resources Inc. 2017 Long Term Incentive Plan	8-K	001-37712	10.4	5/3/2017
10.4	Crude Oil Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company	8-K	001-37712	10.6	5/3/2017
10.5	Gas Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company	8-K	001-37712	10.7	5/3/2017
10.6	Credit Agreement, dated as of April 27, 2017, among Rosehill Operating Company, LLC, PNC Bank, National Association and PNC Capital Markets LLC	8-K	001-37712	10.8	5/3/2017
10.7	Commitment Agreement, dated April 25, 2017, by and among the Company, KLR Energy Sponsor, LLC and The K2 Principal Fund, L.P.	8-K	001-37712	10.1	4/28/2017
10.8	Employment Agreement between J. A. (Alan) Townsend and Rosehill Operating Company, LLC, dated April 27, 2017.					X
10.9	Employment Agreement between Brian K. Ayers and Rosehill Operating Company, LLC, dated April 27, 2017.					X
10.10	Employment Agreement between R. Colby Williford and Rosehill Operating Company, LLC, dated April 27, 2017.					X
10.11	Employment Agreement between Craig Owen and Rosehill Operating company, LLC, dated as of June 5, 2017.	8-K	001-37712	10.1	6/8/2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.	X
101.PRE*	XBRL Taxonomy Extension Label Linkbase.	X
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.	X

* Filed herewith

** Furnished herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEHILL RESOURCES INC.

By:	/s/ J. A. Townsend
J. A. Townsend
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. Craig Owen
R. Craig Owen
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 15, 2017