Form 10-Q/A
period 2017-06-30
Rosehill Resources Inc.
filed 2017-11-06
CIK 1659122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

Rosehill Resources Inc. (“the Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2017 (the “Original Form 10-Q”), and to amend the Financial Statements included therein and related disclosures, including its disclosure controls and procedures.

The Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with management concluded that the previously issued unaudited condensed consolidated interim financial statements for the three and six month period ended June 30, 2017 (the “Interim Financial Statements”) contained in the Company’s Quarterly Report on Form 10-Q should no longer be relied upon. As described in more detail in Note 16 of the Notes to Condensed Consolidated Financial Statements, the Interim Financial Statements did not reflect the beneficial value attributable to the nondetachable conversion option for the 8.000% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) the Company issued in connection with the business combination between the Company (formerly known as KLR Energy Acquisition Corp.) and Tema Oil & Gas Company (the “Business Combination”), which closed on April 27, 2017 (the “Closing Date”). The Company determined that a beneficial conversion feature existed as of the Closing Date and that as a result a non-cash dividend of $6.7 million should have been deemed made to certain holders of the Series A Preferred Stock on the Closing Date. As a result, the net loss attributable to common shareholders of Rosehill Resources Inc. for the three months ended June 30, 2017 increased and the net income attributable to Rosehill Resources Inc. for the six months ended June 30, 2017 changed to a net loss, in each case by $6.7 million from the amounts previously reported for the quarter ended June 30, 2017. Basic and diluted earnings per share decreased by $1.14 to a loss per common share of $1.22 for the three months ended June 30, 2017, and to a loss of $0.47 per common share for the six months ended June 30, 2017.

The beneficial conversion feature will be recorded as a decrease to preferred stock and an increase to additional paid-in capital. Because the preferred stock was convertible at issuance without a redemption date, the charge for the beneficial conversion feature is required to be taken immediately as a deemed dividend which will reduce the remaining amount of retained earnings and additional paid in capital for the six months ended June 30, 2017 and increase preferred stock. The ultimate effect of these adjustments was to record a deemed dividend which increased the loss available to common shareholders.

This adjustment is a non-cash adjustment and has no impact on net cash provided by or used in operating, investing or financing activities as reported in the Interim Financial Statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety; however, this Form 10-Q/A amends and restates the following items of the Original Form 10-Q only with respect to the matters affected by this restatement and the matters discussed above:

● Item 1 of Part I, “Financial Information,”

● Item 4 of Part I, “Controls and Procedures,” and

● Item 6 of Part II, “Exhibits.”

In addition, this Form 10-Q/A includes new certifications pursuant to SEC Rule 13a-14(a)/15d-14(a) and to 18 U.S.C Section 1350 from the Company’s principal executive officer and principal financial officer.

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

ROSEHILL RESOURCES INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2017	2016
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,058	$8,434
Accounts receivable	2,054	1,928
Accounts receivable, related parties	5,239	4,837
Inventory	165	280
Derivative assets	1,909	247
Prepaid and other current assets	1,413	617
Total current assets	21,838	16,343
Property and Equipment
Oil and natural gas properties (successful efforts)	313,307	262,033
Other property and equipment	3,566	3,807
Accumulated depletion, depreciation and amortization	(159,802)	(142,467)
Total property and equipment, net	157,071	123,373
Other assets, net	750	110
Total Assets	$179,659	$139,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,446	$4,658
Accounts payable, related parties	376	612
Accrued liabilities and other	13,616	7,235
Derivative liabilities	—	1,856
Total current liabilities	19,438	14,361

Revolving credit facility	20,000	55,000
Asset retirement obligations	4,936	5,180
Deferred income taxes	273	—
Other	51	65
Total liabilities	44,698	74,606
Commitments and Contingencies (Note 15)
Stockholders’ Equity / Parent Net Investment
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 8.000% Series A Cumulative Perpetual Convertible, $1,000 per share liquidation preference, 96,372 shares issued and outstanding as of June 30, 2017 (including a paid-in-kind stock dividend declared on June 29, 2017, of 1,372 shares issued on July 17, 2017, as well as a deemed dividend of $6,700 to reflect the value attributable to the nondetachable beneficial conversion option)	78,666	—
Class A common stock; $0.0001 par value, 95,000,000 shares authorized, 5,856,579 issued and outstanding at June 30, 2017	1	—
Class B common stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 issued and outstanding at June 30, 2017	3	—
Additional paid-in capital	20,503	—
Retained earnings	—	—
Total common stockholders’ equity	20,507	—
Noncontrolling interest	35,788	—
Parent net investment	—	65,220
Total Equity / Parent Net Investment	134,961	65,220
Total Liabilities and Stockholders’ Equity / Parent Net Investment	$179,659	$139,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenues
Oil sales	$11,246	$6,430	$25,029	$9,528
Natural gas sales	1,817	1,159	3,711	2,064
Natural gas liquids sales	1,602	1,194	3,426	1,929
Total revenues	14,665	8,783	32,166	13,521
Operating expenses
Lease operating expenses	1,918	1,310	3,535	2,307
Production taxes	659	403	1,467	606
Gathering and transportation	768	585	1,494	1,068
Depreciation, depletion, amortization and accretion	9,536	5,616	17,767	10,638
Exploration costs	457	175	774	318
General and administrative	2,204	1,141	3,669	2,549
Transaction costs	1,375	—	2,469	—
Gain on sale of other assets	—	—	(11)	—
Total operating expenses	16,917	9,230	31,164	17,486
Operating income (loss)	(2,252)	(447)	1,002	(3,965)
Other income (expense)
Interest expense	(431)	(612)	(974)	(2,046)
Gain (loss) on commodity derivative instruments	1,303	(1,918)	3,202	(1,901)
Other income (expense), net	153	8	43	22
Total other income (expense)	1,025	(2,522)	2,271	(3,925)
Income (loss) before income taxes	(1,227)	(2,969)	3,273	(7,890)
Income tax expense	187	46	273	64
Net income (loss)	(1,414)	(3,015)	3,000	(7,954)
Net income (loss) attributable to noncontrolling interest	(2,329)	—	(2,329)	—
Net income (loss) attributable to Rosehill Resources Inc. before preferred stock dividends	915	(3,015)	5,329	(7,954)
Preferred stock dividends (paid-in-kind and deemed dividends)	8,072	—	8,072	—
Net income (loss) to common stockholders of Rosehill Resources Inc.	$(7,157)	$(3,015)	$(2,743)	$(7,954)
Earnings (loss) per common share
Basic	$(1.22)	$(0.51)	$(0.47)	$(1.36)
Diluted	$(1.22)	$(0.51)	$(0.47)	$(1.36)
Weighted average common shares outstanding
Basic	5,857	5,857	5,857	5,857
Diluted	5,857	5,857	5,857	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / PARENT NET INVESTMENT

(Unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
			Class A		Class B
		(Restated)					(Restated)	(Restated)	(Restated)			(Restated)
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interest	Parent Net Investment	Total Equity
Balance at December 31, 2016		$—		$—		$—	$—	$—	$—	$—	$65,220	$65,220

Distribution to Parent	—	—	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Net Income (Loss)	—	—	—	—	—	—	—	915	915	(2,329)	4,414	3,000
Effect of the Transaction:
Issuance of preferred stock and warrants	95,000	70,594	—	—	—	—	20,186	—	20,186	—	—	90,780
Proceeds and shares obtained in the Transaction	—	—	5,856,579	1	29,807,692	3	7,474	—	7,478	78,604	(67,367)	18,715
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—	(40,487)	—	(40,487)
Preferred stock dividends (paid-in-kind and deemed dividends)	1,372	8,072	—	—	—	—	(7,157)	(915)	(8,072)	—	—	—
Balance at June 30, 2017	96,372	$78,666	5,856,579	$1	29,807,692	$3	$20,503	$—	$20,507	$35,788	$—	$134,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$3,000	$(7,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	17,767	10,638
Deferred income taxes	273	—
Gain on sale of other assets	(11)	—
(Gain) loss on derivative instruments	(2,827)	3,104
Net cash received (paid) in settlement of derivative instruments	(458)	387
Amortization of debt issuance costs	130	56
Settlement of asset retirement obligations	(596)	(46)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	(726)	(769)
(Increase) decrease in inventory	115	(2)
(Increase) decrease in prepaid and other current assets	(907)	70
Increase (decrease) in accounts payable and accrued liabilities and other	1,359	(4,587)
Increase (decrease) in accounts payable, related parties	(236)	(297)
Net cash provided by operating activities	16,883	600
Cash flows from investing activities
Additions to oil and natural gas properties	(38,745)	(7,213)
Acquisition of mineral interests	(6,500)	—
Additions to other property and equipment	(128)	(124)
Proceeds from sale of other property and equipment	47	—
Net cash used in investing activities	(45,326)	(7,337)
Cash flows from financing activities
Proceeds from revolving credit facility	20,000	—
Repayment on revolving credit facility	(55,000)	—
Repayments of long term debt	—	(12,000)
Proceeds from issuance of preferred stock and warrants, net	90,780	—
Net proceeds from the Transaction	18,715	—
Distribution to noncontrolling interest	(40,487)	—
Distribution to parent	(2,267)	(528)
Debt issuance costs	(659)	—
Payments on capital lease obligation	(15)	(13)
Net cash provided by (used in) financing activities	31,067	(12,541)
Net increase (decrease) in cash and cash equivalents	2,624	(19,278)
Cash and cash equivalents, beginning of period	8,434	27,734
Cash and cash equivalents, end of period	$11,058	$8,456
Supplemental disclosures (restated):
Cash paid for interest	$27	$36
Asset retirement obligations incurred	$312	$—
Changes in accrued capital expenditures	$5,717	$933
Series A Preferred Stock dividends (paid-in-kind and deemed dividends)	$8,072	$—

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

Because Tema has effective control of the combined company after the Transaction through its majority voting interest in both the Company and Rosehill Operating, this transaction was accounted for in a manner similar to a reverse recapitalization. As a result, the reports filed by the Company subsequent to the Transaction are prepared “as if” Rosehill Operating is the predecessor and legal successor to the Company. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

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

Note 4 – Earnings Per Share (Restated)

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
	(Restated)		(Restated)
Income (numerator):
Basic:
Net income (loss) to common stockholders of Rosehill Resources Inc.	$(7,157)	$(3,015)	$(2,743)	$(7,954)

Diluted:

Net income (loss) to common stockholders of Rosehill Resources Inc.	$(7,157)	$(3,015)	$(2,743)	$(7,954)

Weighted average shares (denominator):
Weighted average shares – basic and diluted	5,857	5,857	5,857	5,857

Basic earnings per share	$(1.22)	$(0.51)	$(0.47)	$(1.36)

Diluted earnings per share	$(1.22)	$(0.51)	$(0.47)	$(1.36)

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

In connection with the Transaction the Company entered into a Tax Receivable Agreement (“TRA”) with the noncontrolling interest holder, Tema, which provides for the payment by the Company to Tema of 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Transaction as a result of (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the cash consideration, the shares of Class B common stock and warrants and the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from the redemption by Rosehill Operating or the exchange by the Company, as applicable, of Rosehill Operating Common Units for Class A common stock or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the TRA. No liability under the TRA has been recognized in the accompanying condensed consolidated balance sheet. In the future, if and when Tema exercises its right to cause Rosehill Operating to redeem all or a portion of its Rosehill Operating Common Units, a liability under the TRA will be recorded based on 90% of the estimated future cash tax savings that the Company will realize as a result of increases in the basis of the assets of Rosehill Operating attributed to the Company as a result of such redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption. Due to the uncertainty surrounding the amount and timing of future redemptions of Rosehill Operating Common Units by Tema, the Company does not believe it is appropriate to record a TRA liability until such time that Tema exercises its right to cause Rosehill Operating common units to be redeemed or converted into the Company’s Class A common shares or cash.

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

Note 13 – Stockholders’ Equity (Restated)

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

	Series A Preferred Stock	Class A Common Stock	Class B Common Stock	Class F Common Stock	Total Shares of Common Stock	Class A Common Stock Warrants
Issued at formation	—	588,276	—	4,312,500	4,900,776	588,276
Issued at IPO	—	7,597,044	—	—	7,597,044	7,597,044
Issued in connection with private placement	—	—	—	—	—	8,408,838
Forfeitures/Cancellation of founder shares	—	—	—	(2,266,170)	(2,266,170)	—
Conversion of founder shares	—	3,475,663	—	(2,046,330)	1,429,333	—
Redemption of Class A shares	—	(5,804,404)	—	—	(5,804,404)	—
Issued to Tema in connection with the Transaction	—	—	29,807,692	—	29,807,692	4,000,000
Preferred stock and warrants issued to Investors	95,000	—	—	—	—	5,000,000
Outstanding at the Transaction date	95,000	5,856,579	29,807,692	—	35,664,271	25,594,158

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

Holders of Class B common stock, generally have the right to cause the Company to redeem all or a portion of their stock in exchange for shares of the Company’s Series A common stock on a one-to-one basis or, at the Company’s option, an equivalent amount of cash. The Company may, however, at its option, affect a direct exchange of cash or Class A common stock for such Rosehill Operating common units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating common units, a corresponding number of shares of Class B common stock will be canceled.

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

The Company contributed the net proceeds of $70.8 million ($75.0 million gross proceeds, net of $4.2 million in issuance costs) from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (the “PIPE Warrants”), exercisable for shares of Class A common stock, to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 of its Class A common shares to the PIPE Investors to consummate the transaction. The net proceeds from the issuance of these preferred shares and warrants was attributed to the preferred stock, warrants and class A shares contributed by the Sponsor issued to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A common stock and the closing price of the warrants on April 27, 2017.

The nondetachable conversion option embedded in the Series A Preferred Stock was evaluated pursuant to ASC 470-20 to determine whether a beneficial conversion feature existed as of the closing date of the Transactions which would be recognized separately from the Series A Preferred Stock in the Company’s consolidated financial statements. The conversion option is considered beneficial if, at the commitment closing date, the effective exercise price (represented by the proceeds received less the allocated value of the warrants and common stock) for the Series A Preferred Stock (divided by the number of common shares into which it is convertible) is less than the fair value of the Class A common stock. As a result of this evaluation, the Company separately recognized in equity, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion feature at the commitment date of $6.7 million (restated). Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a deemed dividend on the date that the Series A Preferred Stock was issued. As a result, Preferred stock dividends for the six months ended June 30, 2017, of $8.1 million (restated) includes a deemed dividend of $6.7 million (restated) related to the value of the nondetachable beneficial conversion option.

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

Note 16 – Financial Statement Restatement

As noted in Note 13 – Stockholders’ Equity, net proceeds of $70.8 million ($75.0 million gross proceeds, net of $4.2 million in issuance costs) was received from the Company’s issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (the “PIPE Warrants”), exercisable for shares of Class A common stock, to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 of its Class A common shares to the PIPE Investors. The net proceeds received by the Company were allocated to the preferred stock, PIPE warrants and Class A common stock contributed to the PIPE Investors by the Sponsor based on the estimated relative fair value for those securities using, among other factors, the closing price of the Class A common stock and the closing price of the Class A common stock warrants on April 27, 2017.

The nondetachable conversion option embedded in the Series A Preferred Stock was evaluated in connection with a recent conversion pursuant to ASC 470-20 to determine whether a beneficial conversion feature existed as of the closing date which would be recognized separately from the Series A Preferred Stock in the Company’s consolidated financial statements. The conversion option is considered beneficial if, at the commitment closing date, the effective exercise price (represented by the aggregate proceeds received less the proceeds allocated to the warrants and common stock) for the Series A Preferred Stock divided by the number of shares of common stock into which it is convertible is less than the fair value of the Class A common stock.

The Company has restated the Condensed Consolidated Financial Statements for the three and six-months period ended June 30, 2017 to reflect the impact of the value of the beneficial conversion option and the preferred stock deemed dividend, which results in a non-cash decrease to Net income (loss) attributable to Rosehill Resources Inc. common shareholders of $6.7 million. The Company separately recognized in Additional paid-in capital, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion option at the commitment date of $6.7 million. Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a non-cash deemed dividend on the date that the Series A Preferred Stock was issued. As a result, the Preferred stock dividend for the six-months ended June 30, 2017, of $8.1 million (restated) includes a deemed dividend of $6.7 million related to the intrinsic value of the nondetachable conversion option.

The effect of the restatement on the the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Stockholders’ Equity / Parent Net Investment are as follows:

	June 30, 2017
	As Previously Reported	As Restated
Stockholders’ Equity / Parent Net Investment	(in thousands)
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 8.000% Series A Cumulative Perpetual Convertible, $1,000 per share liquidation preference, 96,372 shares issued and outstanding as of June 30, 2017 (including a paid-in-kind stock dividend declared on June 29, 2017, of 1,372 shares issued on July 17, 2017, as well as a deemed dividend of $6,700 to reflect the value attributable to the nondetachable beneficial conversion option)	$78,666	$78,666
Class A common stock; $0.0001 par value, 95,000,000 shares authorized, 5,856,579 issued and outstanding at June 30, 2017	1	1
Class B common stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 issued and outstanding at June 30, 2017	3	3
Additional paid-in capital	20,960	20,503
Retained earnings	(457)	—
Total common stockholders’ equity	20,507	20,507
Noncontrolling interest	35,788	35,788
Parent net investment	—	—
Total Equity / Parent Net Investment	$134,961	$134,961

	Three Months		Six Months
	Ended June 30, 2017		Ended June 30, 2017
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statements of Operations	(in thousands, except per share data)		(in thousands, except per share data)
Net income attributable to Rosehill Resources Inc. before preferred stock dividends	$915	$915	$5,329	$5,329
Preferred stock dividends (paid-in-kind and deemed dividends)	1,372	8,072	1,372	8,072
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(457)	$(7,157)	$3,957	$(2,743)
Earnings (loss) per common share
Basic	$(0.08)	$(1.22)	$0.68	$(0.47)
Diluted	$(0.08)	$(1.22)	$0.68	$(0.47)

Condensed Consolidated Statements of Stockholders’ Equity / Parent Net Investment
	Preferred Stock
	Value	Value	Additional Paid-in Capital		Retained Earnings		Total Common Stockholders’ Equity		Total Equity
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Net Income (Loss)	$—	$—	$—	$—	$(457)	$915	$(457)	$915	$1,628	$3,000
Issuance of preferred stock and warrants	77,294	70,594	13,486	$20,186	—	—	13,486	20,186	90,780	90,780
Preferred stock dividends (paid-in-kind and deemed dividends)	$1,372	$8,072	$—	$(7,157)	$—	$(915)	$—	$(8,072)	$1,372	$—

The restatement had no impact on net cash provided by or used in the operating, investing or financing sections of the statement of cash flows.

In our supplemental cash flow disclosures on the statement of cash flows, we previously reported Series A Preferred Stock dividends (paid-in-kind and deemed dividends) of $1.4 million which has been restated to $8.1 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Risk Factors in our Registration Statement on Form S-3, as amended, filed with the SEC on June 14, 2017 (the “Registration Statement on Form S-3”), and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

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

Item 4. Internal Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2017 disclosure controls and procedures were not effective as a result of material weaknesses identified during the year ended December 31, 2016 and as of the quarter ended June 30, 2017. The material weaknesses related to the lack of sufficient qualified accounting personnel, which led to the incorrect application of generally accepted accounting principles, ineffective controls over accounting for non-routine and/or complex transactions, and ineffective controls over the financial statement close and reporting processes.

We have recruited additional finance and accounting personnel and we continue to evaluate our personnel in all key finance and accounting positions to see if additional finance and accounting personnel are required.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of the financial statements attributable to Rosehill Operating, Management concluded that the Company had a material weakness as of December 31, 2016 due to significant deficiencies in the following areas:

●	Asset retirement obligations estimates;

●	Information technology general controls;

●	Identification and documentation of related party transactions;

●	Going concern evaluation; and

●	Depreciation, depletion and amortization calculations

In connection with the preparation of the financial statements for the quarter ended June 30, 2017, Management and the Audit Committee concluded that Rosehill Resources had a material weakness as of that date due to significant deficiencies related to (i) technical documentation of complex transactions, (ii) identification and classification of well costs, (iii) depreciation, depletion and amortization calculations, and (iv) timely reconciliation and review of accounts. A material weakness related to the identification and analysis of the appropriate accounting treatment of complex transactions was also identified, which failed to detect the error in the Company’s Interim Financial Statements in a timely manner for the quarterly period ended June 30, 2017 filed with the Securities and Exchange Commission on August 15, 2017. As a result of the error in the Company’s Interim Financial Statements, and as a result of the material weaknesses identified, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-37712	3.1	5/3/2017
3.2	Certificate of Designation of Series A Preferred Stock	8-K	001-37712	3.2	5/3/2017
3.3	Amended and Restated Bylaws of Rosehill Resources Inc	8-K	001-37712	3.3	5/3/2017
10.1	Tax Receivable Agreement, dated as of April 27, 2017, by and between the Company and Tema	8-K	001-37712	10.1	5/3/2017
10.2	First Amended and Restated Limited Liability Company Agreement of Rosehill Operating dated as of April 27, 2017	8-K	001-37712	10.3	5/3/2017
10.3	Rosehill Resources Inc. 2017 Long Term Incentive Plan	8-K	001-37712	10.4	5/3/2017
10.4	Crude Oil Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company	8-K	001-37712	10.6	5/3/2017
10.5	Gas Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company	8-K	001-37712	10.7	5/3/2017
10.6	Credit Agreement, dated as of April 27, 2017, among Rosehill Operating Company, LLC, PNC Bank, National Association and PNC Capital Markets LLC	8-K	001-37712	10.8	5/3/2017
10.7	Commitment Agreement, dated April 25, 2017, by and among the Company, KLR Energy Sponsor, LLC and The K2 Principal Fund, L.P.	8-K	001-37712	10.1	4/28/2017
10.8	Employment Agreement between J. A. (Alan) Townsend and Rosehill Operating Company, LLC, dated April 27, 2017.	10-Q	001-37712	10.8	8/15/2017
10.9	Employment Agreement between Brian K. Ayers and Rosehill Operating Company, LLC, dated April 27, 2017.	10-Q	001-37712	10.9	8/15/2017
10.10	Employment Agreement between R. Colby Williford and Rosehill Operating Company, LLC, dated April 27, 2017.	10-Q	001-37712	10.10	8/15/2017
10.11	Employment Agreement between Craig Owen and Rosehill Operating company, LLC, dated as of June 5, 2017.	8-K	001-37712	10.1	6/8/2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.	X
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.	X
101.PRE*	XBRL Taxonomy Extension Label Linkbase.	X
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.	X

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

Date: November 3, 2017