Form 10-Q
period 2017-09-30
Rosehill Resources Inc.
filed 2017-11-14
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2017, 5,856,581 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,656	$8,434
Accounts receivable	1,943	1,928
Accounts receivable, related parties	4,466	4,837
Inventory	310	280
Derivative assets	102	247
Prepaid and other current assets	937	617
Total current assets	12,414	16,343
Property and equipment:
Oil and natural gas properties (successful efforts)	378,456	262,033
Other property and equipment	3,695	3,807
Accumulated depletion, depreciation and amortization	(168,125)	(142,467)
Total property and equipment, net	214,026	123,373
Deferred tax assets	650	—
Other assets, net	715	110
Total assets	$227,805	$139,826
LIABILITIES AND STOCKHOLDERS’ EQUITY / PARENT NET INVESTMENT
Current liabilities:
Accounts payable	$16,414	$4,658
Accounts payable, related parties	406	612
Dividends payable	16	—
Accrued liabilities and other	24,351	7,097
Derivative liabilities	—	1,856
Total current liabilities	41,187	14,223
Long-term liabilities:
Revolving credit facility	50,000	55,000
Asset retirement obligations	5,435	5,180
Deferred rent	137	138
Derivative liabilities	115	—
Other	40	65
Total long-term liabilities	55,727	60,383
Total liabilities	96,914	74,606
Commitments and contingencies (Note 15)
Stockholders’ equity / parent net investment
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 8.0% Series A Cumulative Perpetual Convertible, $1,000 per share liquidation preference, 98,298 shares issued and outstanding as of September 30, 2017	80,592	—
Class A common stock; $0.0001 par value, 95,000,000 shares authorized, 5,962,247 issued and 5,856,581 outstanding as of September 30, 2017	1	—
Class B common stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 issued and outstanding as of September 30, 2017	3	—
Additional paid-in capital	20,187	—
Retained earnings	—	—
Total common stockholders’ equity	20,191	—
Noncontrolling interest	30,108	—
Parent net investment	—	65,220
Total stockholders' equity / parent net investment	130,891	65,220
Total liabilities and stockholders’ equity / parent net investment	$227,805	$139,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$11,435	$6,909	$36,464	$16,437
Natural gas sales	1,881	1,587	5,592	3,651
Natural gas liquids sales	1,979	1,186	5,405	3,115
Total revenues	15,295	9,682	47,461	23,203
Operating expenses:
Lease operating expenses	2,944	1,314	6,479	3,621
Production taxes	707	445	2,174	1,051
Gathering and transportation	835	640	2,329	1,708
Depreciation, depletion, amortization and accretion	8,383	5,887	26,150	16,525
Exploration costs	434	178	1,208	496
General and administrative	5,069	931	8,738	3,480
Transaction costs	149	—	2,618	—
Gain on sale of other assets	—	—	(11)	—
Total operating expenses	18,521	9,395	49,685	26,881
Operating income (loss)	(3,226)	287	(2,224)	(3,678)
Other income (expense):
Interest expense	(300)	(210)	(1,274)	(2,256)
Gain (loss) on commodity derivative instruments	(1,451)	(231)	1,751	(2,132)
Other income (expense), net	(148)	1	(105)	23
Total other income (expense)	(1,899)	(440)	372	(4,365)
Loss before income taxes	(5,125)	(153)	(1,852)	(8,043)
Income tax expense (benefit)	(923)	29	(650)	93
Net income (loss)	(4,202)	(182)	(1,202)	(8,136)
Net income (loss) attributable to noncontrolling interest	(5,680)	—	(8,009)	—
Net income (loss) attributable to Rosehill Resources Inc. before preferred stock dividends	1,478	(182)	6,807	(8,136)
Preferred stock dividends	1,942	—	10,014	—
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$(464)	$(182)	$(3,207)	$(8,136)
Earnings (loss) per common share:
Basic	$(0.08)	$(0.03)	$(0.55)	$(1.39)
Diluted	$(0.08)	$(0.03)	$(0.55)	$(1.39)
Weighted average common shares outstanding:
Basic	5,857	5,857	5,857	5,857
Diluted	5,857	5,857	5,857	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / PARENT NET INVESTMENT
(Unaudited)
(In thousands, except share amounts)

	Preferred Stock		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interest	Parent Net Investment	Total Equity
Balance at December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$65,220	$65,220
Distribution to parent	—	—	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Net income (loss)	—	—	—	—	—	—	—	2,393	2,393	(8,009)	4,414	(1,202)
Effect of the Transaction:
Issuance of preferred stock and warrants	95,000	70,594	—	—	—	—	20,186	—	20,186	—	—	90,780
Restricted shares granted to directors			105,666	—			175		175			175
Proceeds and shares obtained in the Transaction	—	—	5,856,581	1	29,807,692	3	7,447	—	7,451	78,604	(67,367)	18,688
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(40,487)	—	(40,487)
Preferred stock dividends	3,298	9,998	—	—	—	—	(7,621)	(2,393)	(10,014)	—	—	(16)
Balance at September 30, 2017	98,298	$80,592	5,962,247	$1	29,807,692	$3	$20,187	$—	$20,191	$30,108	$—	$130,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,202)	$(8,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	26,150	16,525
Deferred income taxes	(650)	—
Stock-based compensation	175	—
Gain on sale of fixed assets	(11)	—
(Gain) loss on commodity derivative instruments	(1,751)	2,132
Loss on interest rate swaps	369	1,155
Net cash received in settlement of commodity derivative instruments	162	483
Net cash paid in settlement of interest rate swaps	(143)	(606)
Amortization of debt issuance costs	168	84
Settlement of asset retirement obligations	(725)	(52)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	122	(998)
(Increase) decrease in inventory	(30)	—
(Increase) decrease in prepaid and other assets	(432)	412
Increase (decrease) in accounts payable and accrued liabilities and other	13,531	(1,623)
Increase (decrease) in accounts payable, related parties	(206)	(48)
Net cash provided by operating activities	35,527	9,328
Cash flows from investing activities:
Additions to oil and natural gas properties	(93,536)	(11,592)
Acquisition of leasehold interests	(6,500)	—
Additions to other property and equipment	(343)	(395)
Proceeds from sale of other property and equipment	46	44
Net cash used in investing activities	(100,333)	(11,943)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	—
Repayment on revolving credit facility	(55,000)	—
Repayment of long-term debt	—	(20,000)
Proceeds from issuance of preferred stock and warrants, net	90,780	—
Net proceeds from the Transaction	18,688	—
Distribution to noncontrolling interest	(40,487)	—
Distribution to parent	(2,267)	(641)
Debt issuance costs	(661)	—
Payment on capital lease obligation	(25)	(20)
Net cash provided by (used in) financing activities	61,028	(20,661)
Net decrease in cash and cash equivalents	(3,778)	(23,276)
Cash and cash equivalents, beginning of period	8,434	27,734
Cash and cash equivalents, end of period	$4,656	$4,458
Supplemental disclosures:
Cash paid for interest	$246	$36
Asset retirement obligations incurred	$783	$101
Net settlement of related party receivable and payable	$199	$—
Changes in accrued capital expenditures	$15,603	$(280)
Series A preferred stock dividends	$10,014	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Nature of Operations

Rosehill Resources Inc. (the “Company” or “Rosehill”) is an independent oil and natural gas company focused on the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin as well as, through July 2017, the Fort Worth Basin.

The Company was incorporated in Delaware on September 21, 2015 as a special purpose acquisition company under the name of KLR Energy Acquisition Corp. (“KLRE”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On April 27, 2017, the Company acquired a portion of the equity of Rosehill Operating Company, LLC (“Rosehill Operating”) via a reverse recapitalization (the “Transaction”), into which Tema Oil & Gas Company (“Tema”), a wholly owned subsidiary of Rosemore, Inc. (“Rosemore”), contributed certain assets and liabilities. At the closing of the Transaction, the Company became the sole managing member of Rosehill Operating. Following the Transaction, the Company changed its name to Rosehill Resources Inc.

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

Basis of Presentation

The consolidated financial results of the Company consist of the financial results of Rosehill Resources Inc. and Rosehill Operating, its consolidated subsidiary. Pursuant to the Transaction described in Note 2 - Transaction, the Company acquired approximately 16% of the common units of Rosehill Operating, while Tema retained approximately 84% of the common units in Rosehill Operating.

Because Tema has effective control of the combined company before and after the Transaction through its majority voting interest in Rosehill Operating and the Company, respectively, the Transaction was accounted for in a manner similar to a reverse recapitalization. As a result, the reports filed by the Company subsequent to the Transaction are prepared “as if” Rosehill Operating is the predecessor and legal successor to the Company. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company and Rosehill Operating following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

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

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with Rosehill Operating’s audited financial statements for the year ended December 31, 2016 included in the Proxy Statement of the Company filed with the SEC on April 12, 2017, as amended and supplemented (the “Audited Financial Statements”).

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications made in the current year. These reclassifications have no impact on net income (loss), stockholder's equity or statement of cash flows as previously presented.

Variable Interest Entities

Rosehill Operating is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2017, the Company had an economic interest of approximately 16% in Rosehill Operating and consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At September 30, 2017, Tema had an economic interest of approximately 84% in Rosehill Operating; however, because it has disproportionately fewer voting rights, Tema is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion see Noncontrolling Interest in Note 13 - Stockholder’s Equity.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting periods; and the quantities and values of proved oil, natural gas and natural gas liquids (“NGLs”) reserves used in calculating depletion and assessing impairment of oil and natural gas properties. Actual results could differ significantly from these estimates. Significant estimates made by management include the quantities of proved oil, natural gas and NGL reserves, related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, asset retirement obligations, the fair value of its commodity derivative positions, contingencies, fair value of the Company’s warrants and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with Tema (the “Tax Receivable Agreement”) (see Note 12 – Income Taxes). While management believes these estimates are reasonable, changes in facts and assumptions of the discovery of new information may result in revised estimates. Actual results could differ from these estimates and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Note 2 - Transaction

On April 27, 2017, upon closing the Transaction, the Company acquired a portion of the common units of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35 million in cash (the “Cash Consideration”), excluding the working capital adjustment, and for the issuance to Rosehill Operating by the Company of 29,807,692 shares of its Class B Common Stock, (ii) the assumption by Rosehill Operating of $55 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering net of redemptions of approximately $60.6 million. In connection with the closing of the Transaction, the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of the Company's Class A Common Stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units (the “Rosehill warrants”). The Cash Consideration, estimated working capital adjustment, Tema warrants and shares of Class B Common Stock were immediately distributed to Tema. The estimated working capital adjustment remains subject to final settlement between the Company and Tema, the result of which could require the Company to make additional cash payments of purchase consideration to Tema, or require Tema to remit cash payments to the Company as a reduction of the preliminary purchase price.

In connection with the Transaction, the Company issued and sold 75,000 shares of its 8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and 5,000,000 warrants in a private placement to certain qualified institutional buyers and accredited investors (the “PIPE Investors”) for net proceeds of $70.8 million (the “PIPE Investment”). The Company issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. (wholly owned subsidiary of Rosemore) and KLR Energy Sponsor, LLC (the “Sponsor”) in connection with the closing of the Transaction for net proceeds of $20 million. The Company contributed the net proceeds from the PIPE Investment and from the issuance of 20,000 shares of

Series A preferred stock to Rosemore Holdings, Inc. and the Sponsor to Rosehill Operating in exchange for Rosehill Operating Series A preferred units and additional Rosehill warrants. Of these proceeds, $55 million was used to retire the indebtedness assumed by Rosehill Operating.

Net cash provided by the Company upon the closing of the Transaction was $109.5 million, which consisted of $90.8 million of net proceeds from the sale of Series A Preferred Stock and $18.7 million from the sale of common shares prior to the Transaction, net of redemptions and offering and transaction costs.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year to be effective for the Company for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow – Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends SEC paragraphs pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. While we are in the preliminary stages of the evaluation of this new accounting standard, no significant changes to the Company’s existing policies have been identified.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requiring the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The evaluation of this standard on the unaudited condensed financial statements and related disclosures is currently ongoing.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet evaluated the impact of this standard on its unaudited condensed financial statements and related disclosures.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands except per share data)	(Unaudited)
Net Income (Loss) (numerator):
Basic:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(464)	$(182)	$(3,207)	$(8,136)
Diluted:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(464)	$(182)	$(3,207)	$(8,136)
Add: Dividends on convertible preferred stock	—	—	—	—
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$(464)	$(182)	$(3,207)	$(8,136)
Weighted average shares (denominator):
Weighted average shares – basic	5,857	5,857	5,857	5,857
Dilutive effect of convertible preferred stock	—	—	—	—
Weighted average shares – diluted	5,857	5,857	5,857	5,857
Basic earnings per share	$(0.08)	$(0.03)	$(0.55)	$(1.39)
Diluted earnings per share	$(0.08)	$(0.03)	$(0.55)	$(1.39)

For the three and nine months ended September 30, 2017 the Company excluded the following common stock equivalents from the computation of diluted earnings per share because the effect of conversion was antidilutive as a result of the net loss for the periods:
•8.5 million shares of Class A common stock issuable upon conversion of the Company’s Series A Preferred Stock,
•25.6 million warrants convertible into shares of Class A common stock, and
•0.1 million shares of unvested restricted Class A common stock issued to directors.

Note 5 – Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2017	December 31, 2016
(In thousands)	(Unaudited)
Revenue receivable	$1,417	$1,291
Joint interest billings	526	557
Other	—	80
Accounts receivable	$1,943	$1,928

Note 6 – Derivative Instruments

The Company enters into various derivative instruments to mitigate a portion of the exposure to potentially adverse market changes in commodity prices, market interest rates and associated impact on cash flows. All contracts are entered into for other-than-trading purposes.

Tema’s interest rate swap was terminated by Tema on April 20, 2017. At the closing of the Transaction, selected crude oil options and natural gas options were designated to remain with Tema. In connection with the Transaction, certain crude oil swaps and natural gas swaps were transferred to the Company. Contracts with one counterparty were finally novated to the Company in July 2017.

The fair value of the derivative assets and liabilities is as follows as of the respective dates:

	September 30, 2017	December 31, 2016
	(Unaudited)
Derivative assets - Current
Commodity derivative options	$48	$21
Commodity derivative swaps	54	—
Interest rate swap	—	226
Total Derivative assets - Current	$102	$247

Derivative liabilities - Current
Commodity derivative swaps	$—	$1,856
Total Derivative liabilities - Current	$—	$1,856

Derivative liabilities - Non current
Commodity derivative swaps	$115	$—
Total Derivative liabilities - Non current	$115	$—

As of September 30, 2017, the open commodity derivative positions with respect to future production were as follows:

	2017	2018	2019
Commodity derivative swaps
Oil:
Notional volume (Barrels)	144,000	450,000	108,000
Weighted average price ($/Barrel)	$52.78	$50.92	$51.04
Natural Gas:
Notional volume (MMBtu)	390,000	1,230,000	60,000
Weighted average price ($/MMBtu)	$3.13	$3.25	$3.03

Commodity derivative options
Natural Gas:
Notional volume (MMBtu)	180,000	—	—
Weighted average price ($/MMBtu)	$3.32	$—	$—

For the three and nine months ended September 30, 2017 and 2016, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Realized gain (loss) on derivatives
Commodity derivative options	$18	$(10)	$172	$(24)
Commodity derivative swaps	454	(315)	(10)	507
Total	472	(325)	162	483
Interest rate swap	6	(185)	(143)	(606)
Total realized gain (loss) on derivatives	$478	$(510)	$19	$(123)

Unrealized gain (loss) on derivatives
Commodity derivative options	$55	$94	$361	$(1,395)
Commodity derivative swaps	(1,978)	—	1,228	(1,220)
Total	(1,923)	94	1,589	(2,615)
Interest rate swap	—	232	(226)	(549)
Total unrealized gain (loss) on derivatives	$(1,923)	$326	$1,363	$(3,164)

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that are valued using observable market data.

Level 3 – Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment.

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

Fair Value of Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	September 30, 2017	December 31, 2016

(In thousands)	(Unaudited)
Derivative assets (liabilities)
Derivative assets - current	$102	$247
Derivative liabilities - current	—	(1,856)
Derivative liabilities - non current	(115)	—
Total derivative assets (liabilities)	$(13)	$(1,609)

Derivative assets and liabilities represent unrealized amounts related to the derivative positions on the Condensed Consolidated Balance Sheets.

The tables below set forth by level within the fair value hierarchy represent the gross components of the assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. These gross balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities)
Derivative assets - current	$—	$102	$—	$102
Derivative liabilities - non current	—	(115)	—	(115)
Total derivative assets (liabilities)	$—	$(13)	$—	$(13)

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities)
Derivative assets - current	$21	$226	$—	$247
Derivative liabilities - non current	(1,856)	—	—	(1,856)
Total derivative assets (liabilities)	$(1,835)	$226	$—	$(1,609)

Financing Arrangements

The fair value measurements for amounts outstanding under the Credit Agreement (see Note 11 – Revolving Credit Facility) represent Level 2 inputs. Based on the average of certain imputed interest rates, the book value of the amount outstanding under the Tema Credit Agreement (see Note 11 – Revolving Credit Facility) approximates the fair value at December 31, 2016. The book value of the amount outstanding under the Credit Agreement approximated the fair value at September 30, 2017.

Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of asset retirement obligations and the corresponding increase to the related long-lived asset and are not remeasured at fair value in subsequent periods. Such initial measurements are classified as Level 3 since certain significant unobservable inputs are utilized in their determination. The fair value of additions to asset retirement obligation liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs to the valuation include (i) estimated plug and abandonment cost per well based on historical experience and information from third-party vendors; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) average credit-adjusted risk-free rate. These inputs require significant judgments and estimates by management at the time of the valuation and are the most sensitive and subject to change.

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

Note 8 – Property and equipment

Property and equipment is comprised of the following:

	September 30, 2017	December 31, 2016

(In thousands)	(Unaudited)
Proved oil and natural gas properties	$377,517	$258,530
Unproved oil and natural gas properties	533	1,942
Land	406	1,561
Other property and equipment	3,695	3,807
Total property and equipment	382,151	265,840
Less: accumulated DD&A (1)	(168,125)	(142,467)
Total Property and equipment, net	$214,026	$123,373

(1)
Accumulated Depreciation, Depletion and Amortization (“DD&A”) of oil and natural gas properties including impairment, is $165.5 million and $139.8 million as of September 30, 2017 and December 31, 2016, respectively.

DD&A expense related to oil and natural gas properties was $8.2 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively, and $25.7 million and $16.1 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense related to other property and equipment was $0.1 million for the three months ended September 30, 2017 and 2016, respectively; and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. No impairment charges related to proved and unproved oil and natural gas properties were recorded for the three or nine months ended September 30, 2017 and 2016. There were no exploratory well costs pending determination of proved reserves as of September 30, 2017 or December 31, 2016 nor any unsuccessful exploratory dry hole costs during the nine months ended September 30, 2017 or September 30, 2016.

In the second quarter of 2017, Rosehill Operating completed the purchase of additional working interests in various operated wells and leasehold interests in Loving County, Texas, from unaffiliated individuals and entities for total consideration of $6.5 million, which approximates fair value. The effective date of the purchase of the working interests was May 1, 2017. The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires acquired assets and liabilities to be recorded at fair value as of the acquisition date. The difference between the historical results of operations and the unaudited pro forma results of operations for the three and nine months ended September 30, 2017 and 2016 was determined to be de minimus and therefore not provided.

In October 2017, the Company sold all of its properties in the Fort Worth Basin including the Company’s future abandonment and reclamation liabilities associated with these properties for cash proceeds of $6.2 million, subject to normal and customary post-closing adjustments to reflect an effective date of August 1, 2017. The Company estimates that it will realize a gain on the sale of these properties of approximately $4.0 million in the fourth quarter of 2017.

Note 9 – Asset Retirement Obligations

The change in asset retirement obligations or the nine month period ended September 30, 2017 is set forth below:

(In thousands)
Balance at January 1, 2017	$5,431
Liabilities incurred	783
Liabilities settled	(725)
Accretion expense	198
Balance at September 30, 2017	5,687
Less: current portion	(252)
Long-term portion at September 30, 2017	$5,435

Note 10 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	September 30, 2017	December 31, 2016

(In thousands)	(Unaudited)
Accrued payroll	$1,819	$948
Accrued legal and professional fees	750	223
Production taxes	138	120
Property taxes	342	—
Royalties payable	1,833	2,494
Advances from joint owners	113	219
Asset retirement obligations, current	252	251
Accrued lease operating expense	694	—
Accrued capital expenditures	18,046	2,443
Other	364	399
Total accrued liabilities and other	$24,351	$7,097

Note 11 – Revolving Credit Facility

Credit Agreement

On April 27, 2017, Rosehill Operating and PNC Bank, National Association, as lender, Administrative Agent and Issuing Bank, and each of the lenders from time to time party thereto (collectively, the “Lenders”) entered into a credit agreement, which provides Rosehill Operating with a revolving line of credit and a letter of credit facility of up to $250 million (the "Credit Agreement”), subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. Such redetermined borrowing base will become effective and applicable to Rosehill Operating and the Lenders on or about April 1st and October 1st of each year, as applicable, commencing October 1, 2017. Rosehill Operating and the Lenders may each request an additional redetermination of the borrowing base once between two successive scheduled redeterminations. The borrowing base will be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiary’s disposition of properties or liquidation of hedges in excess of certain thresholds.

Amounts borrowed under the Credit Agreement may not exceed the borrowing base. Rosehill Operating’s initial borrowing base was $55 million, which may be increased with the consent of all Lenders. On October 30, 2017, the Company's borrowing base capacity was increased to $75 million. The Credit Agreement also does not permit Rosehill Operating to borrow funds if at the time of such borrowing Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. The amounts outstanding under the Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s oil and natural gas properties and associated assets and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Credit Agreement. If an event of default occurs under the Credit Agreement, the Lenders have the right to proceed against the pledged capital stock and take control of substantially all of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors’ assets.

Borrowings under the Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00%. The Credit Agreement matures on April 27, 2022. The amount outstanding as of September 30, 2017 under the Credit Agreement was $50.0 million with a weighted average interest rate of 3.2%.

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

The Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a working capital ratio, which is the ratio of consolidated current assets (including unused commitments under the Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, reclamation obligations to the extent classified as current liabilities and current maturities under the Credit Agreement), of not less than 1.0 to 1.0, and (2) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Funded Debt to EBITDAX (as such terms are defined in the Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio covenant in the Credit Agreement for the measurement period ended September 30, 2017. In connection with increasing its borrowing base under the Credit Agreement, Rosehill Operating received a limited waiver of compliance with the working capital covenant until the quarter ending December 31, 2018, subject to an earlier reinstatement of the working capital covenant upon the occurrence of certain conditions.

Tema Credit Agreement

In December 2012, Tema entered into a secured line of credit with a bank for $60 million (the “Tema Credit Agreement”), with an optional expansion to $75 million, subject to satisfactory credit underwriting. Borrowings under the Tema Credit Agreement bore interest at floating LIBOR plus 1.00% (the Applicable Margin), and was collateralized by the existing producing oil and natural gas properties. There was no principal amortization required until the expiration of the Tema Credit Agreement, when all outstanding amounts became due.

Upon the closing of the Transaction on April 27, 2017, the $55 million outstanding balance under the Tema Credit Agreement was assumed by Rosehill Operating and immediately paid off using proceeds from the issuance of preferred stock in the Transaction. Concurrent with the initial drawdown of the Tema Credit Agreement, an interest rate swap was entered into with a bank to fix the interest rate of the Tema Credit Agreement. In anticipation of the closing of the Transaction on April 20, 2017, the interest rate swap was terminated by Tema.

 Deferred Financing Costs

Deferred financing costs incurred in connection with securing the Credit Agreement were $0.6 million and as of September 30, 2017, the net balance of $0.6 million was included in other long-term assets in the condensed consolidated balance sheet.

Note 12 – Income Taxes

The Company’s sole material asset is its interest in Rosehill Operating, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Rosehill Operating’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Rosehill Operating for financial reporting purposes, the Company will be taxed on its share of future earnings not attributed to the noncontrolling interest holder,

Tema, which will continue to bear its own share of income tax on future earnings. The income tax burden on the earnings taxed to the noncontrolling interest is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate could materially differ from the statutory rate. The Company currently estimates its annual effective income tax rate to be approximately 35% as a result of the Company's estimate of the mix of taxable income attributable directly to the Company and the net taxable income (and any related tax credits) passed through from its ownership in Rosehill Operating. Changes in this mix may result in the Company's effective tax rate varying significantly in future periods.

The Company is presently forecasting pre-tax income for 2017. However, the Company has recognized a pre-tax loss for the nine-months ended September 30, 2017, and is required to record a deferred tax benefit related to this loss before income taxes. This benefit is expected to reverse in the fourth quarter of 2017 when forecasted pre-tax income is realized. Total income tax expense will be adjusted for the variance between forecasted and actual results. The Company is not expecting to pay any federal income taxes for 2017 at this time.
The Company expects that its excess tax basis in its investment in Rosehill Operating over its book carrying value in this investment resulting from the Transaction will reduce certain income tax payments in the future. A valuation allowance was recorded at the effective time of the Transaction because Management does not believe it is more likely-than-not that this difference will reverse in the foreseeable future. The realization of future tax benefits from the Transaction will not cause a reduction in the effective tax rate of the Company, as it will be credited to additional paid in capital when recognized.
Additionally, the Company is treated as having acquired a net operating loss carryover of approximately $0.4 million in the Transaction. Because utilization of the carryover may be subject to a Section 382 limitation, the Company does not presently believe that these deferred tax assets are more likely than not realizable, these assets are fully offset by a valuation allowance. As a result, no net deferred tax assets are presently recorded on the financial statements. Any future tax benefit resulting from the realization of a deferred tax asset related to these operating loss carryovers will not cause a reduction in the effective tax rate of the Company, as it will be credited to additional paid in capital when recognized.
In connection with the Transaction, the Company entered into a Tax Receivable Agreement (“TRA“) with the noncontrolling interest holder, Tema. The TRA provides that the Company will pay to Tema of 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) in periods beginning with and after the closing of the Transaction as a result of the following: (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the cash consideration, the shares of Class B common stock and warrants and the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from the redemption by Rosehill Operating or the exchange by the Company, as applicable, of Rosehill Operating common units for Class A common stock or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the TRA.

No liability under the TRA has been recognized in the accompanying condensed consolidated balance sheet. If and when Tema exercises its right to cause the Company to redeem all or a portion of its Rosehill Operating common units, a liability under the TRA will be recorded. The amount of liability will be based on 90% of the estimated future cash tax savings that the Company will realize as a result of increases in the basis of Rosehill Operating’s assets attributed to the Company resulting from such redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA liability will depend on the price of the Company’s Class A common stock at the time of the relevant redemption. Due to the uncertainty surrounding the amount and timing of future redemptions of Rosehill Operating common units by Tema, the Company does not believe it is appropriate to record a TRA liability until such time that Rosehill Operating common units are redeemed or converted into the Company’s Class A common shares or cash.

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized, liabilities are established to reflect the portion of those positions that the Company cannot conclude are “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

Note 13 – Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized. For the complete terms of these securities, refer to the Company’s amended and restated certificate of incorporation, and bylaws, which are incorporated by reference into this Quarterly Report on Form 10-Q.

Prior to the Transaction, KLRE was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the closing of the Transaction, the Company became a holding company whose sole material asset is its interest in Rosehill Operating. The following table summarizes the changes in the outstanding preferred stock, common stock and Class A common stock warrants through the date of the Transaction.

	Series A Preferred Stock	Class A Common Stock	Class B Common Stock	Class F Common Stock	Total Shares of Common Stock	Class A Common Stock Warrants
Issued at formation	—	588,276	—	4,312,500	4,900,776	588,276
Issued at IPO	—	7,597,044	—	—	7,597,044	7,597,044
Issued in connection with private placement	—	—	—	—	—	8,408,838
Forfeitures/Cancellation of founder shares	—	—	—	(2,266,170)	(2,266,170)	—
Conversion of founder shares	—	3,475,665	—	(2,046,330)	1,429,335	—
Redemption of Class A shares	—	(5,804,404)	—	—	(5,804,404)	—
Issued to Tema in connection with the Transaction	—	—	29,807,692	—	29,807,692	4,000,000
Preferred stock and warrants issued to PIPE Investors	75,000	—	—	—	—	5,000,000
Preferred stock issued to Sponsor and Rosemore Holdings, Inc.	20,000	—	—	—	—	—
Outstanding at the Transaction date	75,000	5,856,581	29,807,692	—	35,664,273	25,594,158

Class A Common Stock. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Additionally, the Sponsor and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, restrictions on the transfer of (i) 33% of their common stock through the first anniversary of the closing date of the Transaction and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share will be permitted between the first and second anniversaries of the closing date of the Transaction. Further, in connection with underwritten offerings by the Sponsor and Tema, and subject to certain conditions, sales of common stock at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share will be permitted.

In connection with the Transaction, the Company distributed approximately $60.6 million of the cash proceeds from the Company’s initial public offering to redeem $5.8 million shares of Class A common stock, which shares were then cancelled by the Company. Cash transferred to Rosehill Operating, net of transaction expenses incurred in connection with the Transaction, was $18.7 million.

Class B Common Stock. Shares of Class B common stock may be issued only to Tema, their respective successors and assignees, as well as any permitted transferees of Tema. A holder of Class B common stock may transfer shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Rosehill Operating common units to such transferee in compliance with the LLC Agreement. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders.

 Holders of Class B common stock, generally have the right to cause the Company to redeem all or a portion of their stock in exchange for shares of the Company's class A common stock on a one-to-one basis or, at the Company's option, an equivalent amount of cash. The Company may, however, at its option, affect a direct exchange of cash or Class A common stock for such Rosehill Operating common units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating common units, a corresponding number of shares of Class B common stock will be canceled.

In the Transaction, the Company issued to Rosehill Operating 29,807,692 shares of its Class B common stock and 4,000,000 warrants exercisable for shares of its Class A common stock in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units. Rosehill Operating immediately distributed the warrants and shares of Class B common stock to Tema.

Class F Common Stock. In November 2015, pursuant to the Securities Subscription Agreement, dated as of November 20, 2015, the Sponsor purchased 4,312,500 shares of Class F common stock (the “Founder Shares”) for $25,000. The Founder Shares were identical to the Class A common stock included in the units sold in its initial public offering (“IPO”) except that the Founder Shares were subject to certain transfer restrictions. In December 2015, February 2016 and March 2016, the Sponsor and the Company’s officers returned an aggregate of 575,000; 862,500; and 828,670 Founder Shares, respectively, at no cost. All of the Founder Shares returned were canceled by the Company.

The 2,046,330 remaining Founder Shares represented 20.0% of the outstanding shares upon the completion of the IPO. On April 28, 2017, all of the outstanding Founder Shares were automatically converted into 3,475,665 shares of Class A common stock in connection with the Transaction. As used herein, unless the context otherwise requires, the “Founder Shares” are deemed to include the shares of Class A common stock issued upon conversion of the Founder Shares and such converted shares continue to be subject to certain transfer restrictions.

8% Series A Cumulative Perpetual Convertible Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $1,000 per share and is convertible, at the holder’s option at any time, initially into 86.9565 shares of the Company’s Class A common stock (which is equivalent to an initial conversion price of approximately $11.50 per share of Class A common stock), subject to specified adjustments and limitations as set forth in the Certificate of Designations of Series A Preferred Stock (the “Certificate of Designations”). Under certain circumstances, the Company will increase the conversion rate upon a “fundamental change” as described in the Certificate of Designations. Based on the initial conversion rate, 8,547,650 shares of the Company’s Class A common stock would be issuable upon conversion of all of the Series A Preferred Stock outstanding at September 30, 2017.

The Company contributed the net proceeds of $70.8 million ($75 million gross proceeds, net of $4.2 million in issuance costs) from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (the “PIPE Warrants”), exercisable for shares of Class A common stock, to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 of its Class A common shares to the PIPE Investors to consummate the transaction. The net proceeds from the issuance of these preferred shares and warrants was attributed to the preferred stock, warrants and Class A shares contributed by the Sponsor issued to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A common stock and the closing price of the warrants on April 27, 2017.

The nondetachable conversion option embedded in the Series A Preferred Stock was evaluated pursuant to ASC 470-20 to determine whether a beneficial conversion feature existed as of the closing date of the Transaction which would be recognized separately from the Series A Preferred Stock in the Company’s consolidated financial statements. The conversion option is considered beneficial if, at the commitment closing date, the effective conversion price (represented by the proceeds received less the allocated value of the Class A warrants and Class A common stock) for the Series A Preferred Stock is less than the fair value of the Class A common stock into which it is convertible at the commitment closing date. As a result of this evaluation, the Company separately recognized in equity, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion feature at the commitment date of $6.7 million. Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a non-cash deemed dividend on the date that the Series A Preferred Stock was issued. As a result, Preferred stock dividends for the nine months ended September 30, 2017, of $10.0 million includes the non-cash deemed dividend of $6.7 million related to the value of the nondetachable beneficial conversion option. The Company will ratably recognize additional non-cash deemed dividends attributable to the Series A Preferred Stock discount which was created by the issuance of the Class A warrants and the contribution of the Class A common stock, as the Series A Preferred Stock which was sold to the PIPE investors is converted. These additional non-cash deemed dividends will, upon Series A Preferred Stock conversions, reduce net income attributable to Rosehill Resources Inc, common stockholders. Additionally, future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company's Class A common stock on the dividend date, contain a beneficial conversion option determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to Rosehill Resources Inc. common stockholders when such paid-in-kind preferred shares are granted.

The table below summarizes the preferred stock dividends reflected in the Company's condensed consolidated statements of operations for the periods shown:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Dividends paid-in-kind	$1,926	$3,298
Dividends declared and payable in cash	16	16
Non-cash deemed dividends	—	6,700
	$1,942	$10,014

Rosemore and the Sponsor backstopped redemptions by the public stockholders of the Company once 30% of the outstanding shares of Class A common stock were redeemed by purchasing 20,000 shares of Series A Preferred Stock for net proceeds of $20 million pursuant to a side letter entered into between Rosemore, the Sponsor and the Company.

The Company contributed to Rosehill Operating the net proceeds from the issuance of 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and the Sponsor.

The Company’s Board of Directors declared dividends on the Series A Preferred Stock on June 29, 2017 and September 29, 2017, which dividends were paid in-kind through the issuance of 1,372 and 1,926 shares of Series A Preferred Stock on July 15, 2017 and October 16, 2017, respectively.

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

As of September 30, 2017, there were 25,594,158 warrants outstanding.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. On April 27, 2017, upon the closing of the Transaction, the Company’s noncontrolling interest percentage in Rosehill Operating, held by Tema, was approximately 84%, The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. Of the proceeds received in connection with the Transaction, $40.5 million was distributed to the noncontrolling interest.

Long-Term Incentive Plan. As of September 30, 2017, there were 7,394,334 shares of Class A common stock available for issuance under the Rosehill Resources Inc. Long-Term Incentive Plan dated as of April 27, 2017 (the “LTIP”), subject to adjustment pursuant to the plan. On July 19, 2017, a grant of 105,666 shares of restricted stock was awarded to the Company’s non-employee directors pursuant to the LTIP. These shares will fully vest on July 18, 2018. Stock-based compensation cost associated with this award totaling $840,000 will be recognized over the one-year vesting period.

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

Rosemore. Rosemore provides employee benefits and other administrative services to Rosehill Operating via the Transition Services Agreement (discussed under Transaction Service Agreement below) between Rosehill Operating and Tema. During the three months ended September 30, 2017 and the three months ended September 30, 2016, Rosemore incurred and Tema billed to Rosehill Operating approximately $3.1 million and $1.3 million, respectively, related to these services. Rosemore incurred and Tema billed to Rosehill Operating approximately $5.9 million and $3.8 million for the nine month period ended September 30, 2017 and September 30, 2016, respectively. Amounts incurred prior to the Transaction have been allocated to Rosehill Operating on the Condensed Consolidated Statements of Operations – see “Cost Allocations” below. As of September 30, 2017 and December 31, 2016 the payable due to Tema related to these expenses was $0.6 million, and $0.3 million, respectively. The amount due to Tema as of September 30, 2017 is netted against the $0.6 million amount due from Tema under the TSA discussed below.

Gateway Gathering and Marketing (“Gateway”). A portion of Rosehill Operating’s oil, natural gas and NGLs is sold to Gateway, a subsidiary of Rosemore. During the three and nine months ended September 30, 2017, revenues from production sold to Gateway were approximately $11.4 million and $36.2 million, respectively. During the three and nine months ended September 30, 2016, revenues from production sold to Gateway were approximately $6.8 million and $16.1 million, respectively. As of September 30, 2017 and December 31, 2016, the related receivable due from Gateway was approximately $4.3 million and $4.5 million, respectively.

During the three and nine months ended September 30, 2017, approximately $0.3 million and $0.8 million, respectively, was incurred related to a marketing and gathering agreement with Gateway compared to approximately $0.3 million and $0.7 million, during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the payable due to Gateway related to this agreement was $0.4 million and approximately $0.3 million, respectively. Certain consulting services are provided to Gateway, and for each of the three and nine months ended September 30, 2017 and three and nine months ended September 30, 2016, Gateway was invoiced amounts less than $0.1 million related to these services, which were recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Certain other general and administrative services are also provided to Gateway, for which Gateway was invoiced approximately $0.1 million in the three months ended September 30, 2016 and was invoiced approximately $0.1 million and $0.2 million in the nine months ended September 30, 2017, and September 30, 2016, respectively. As of December 31, 2016, the receivable due from Gateway related to these services was approximately $0.3 million. As of September 30, 2017, there was no receivable from Gateway related to these services.

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

Cost Allocations. For periods prior to the Transaction, Tema allocated certain overhead costs associated with general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support departments related to Rosehill Operating. Also included in the cost allocations are costs associated with employees covered under Rosemore's defined benefit plan and long term incentive compensation plan. Employees of Rosehill Operating no longer participate in either employee benefit plan. Overhead costs allocated were $1.1 million for the three months ended September 30, 2016, and were $1.5 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively. There were no overhead costs allocated for the three months ended September 30, 2017. Where costs incurred related to Rosehill Operating’s assets in the periods prior to the Transaction could not be determined by specific identification, the costs were primarily allocated proportionately on a Boe basis. Management believes the allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had Rosehill Operating’s assets been a stand-alone company during the 2016 periods presented.

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance, and (iii) office space to Gateway. Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance, and (iv) legal services. The TSA terminates on October 27, 2018, unless terminated or discontinued earlier in accordance with the terms and condition of the TSA. During the nine months ended September 30, 2017, the Company incurred and billed costs of $0.6 million related to services provided by Tema under the TSA. Amounts due from Tema as of September 30, 2017, related to the TSA are $0.6 million, which are netted against the amount due to Tema under the TSA of $0.6 million discussed above.  Additionally, the estimated amounts due to the Company from Tema related to the estimated working capital adjustment as of September 30, 2017 of $0.2 million, remains subject to final settlement between the Company and Tema.

Note 15 – Commitments and Contingencies

Transaction. See Note 2 - Transaction for a description of the estimated working capital adjustment related to the Transaction which remains subject to final settlement between the Company and Tema.

Legal. In the ordinary course of business, the Company is party to various legal actions, which arise primarily from its activities as operator of oil and natural gas wells. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operation.

Environmental Matters. Environmental assessments and remediation efforts are conducted at multiple locations, primarily previously owned or operated facilities. Environmental and clean-up costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recorded no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically as additional or new information is available. Environmental assessments and remediation costs for neither the three or nine months ended September 30, 2017 and 2016 had a material adverse effect on the financial condition, results of operations and cash flows.

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

Rosehill Operating Common Unit Redemption Right. The LLC Agreement provides Tema with a redemption right, which entitles Tema to cause Rosehill Operating to redeem, from time to time, all or a portion of its Rosehill Operating common units (and a corresponding number of shares of Class B common stock) for, at Rosehill Operating’s option, newly issued shares of the Company’s Class A common stock on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Class A common stock for the twenty trading days prior to the date Tema delivers a notice of redemption for each Rosehill Operating common unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a reclassification event (as defined in the LLC Agreement), the Company as managing member is required to ensure that each Rosehill Operating common unit (and a corresponding share of Class B common stock) is redeemable for the same amount and type of property, securities or cash that a share of Class A common stock becomes exchangeable for or converted into as a result of such reclassification event. Upon the exercise of the redemption right, Tema will surrender its Rosehill Operating common units (and a corresponding number of shares of Class B common stock) to Rosehill Operating and (i) Rosehill Operating shall cancel such Rosehill Operating common units and issue to the Company a number of Rosehill Operating common units equal to the number of surrendered Rosehill Operating common units and (ii) the Company shall cancel the surrendered shares of Class B common stock. The LLC Agreement requires that the Company contribute cash or shares of Class A common stock to Rosehill Operating in exchange for the issuance to the Company described in clause (i). Rosehill Operating will then distribute such cash or shares of the Company’s Class A common stock to Tema to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, affect a direct exchange of cash or its Class A common stock for such Rosehill Operating common units in lieu of such a redemption.

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

Note 16 – Subsequent Event
October 24, 2017, the Company and Rosehill Operating entered into a Purchase and Sale Agreement (the “PSA”) to acquire specified oil and gas wells, leases covering approximately 4,565 net acres and other associated assets and interests in the southern Delaware Basin (the “Southern Delaware Acquisition”) for approximately $77.6 million in cash (the “Purchase Price”), subject to customary purchase price adjustments. Subject to certain conditions under the PSA, the Company and Rosehill Operating are obligated to acquire from the sellers additional oil and gas leases located within a certain designated area in the Delaware Basin (the “Designated Area”) from the sellers for additional consideration calculated on the same basis as the Purchase Price, up to an additional $80 million in cash in the aggregate.
The PSA may be terminated under certain conditions including if the closing of the Southern Delaware Acquisition has not occurred on or before December 31, 2017, and by the Company if it has not been able to obtain financing by the applicable target date. The Company is evaluating several potential sources of financing for the Southern Delaware Acquisition, including preferred equity, debt or a combination thereof. The Company has no firm commitment for such financing and may not be able to obtain financing on desirable terms, if at all.
On October 24, 2017, the Company paid the Sellers a deposit of $6 million (the “Deposit”) pursuant to the PSA. If the PSA is terminated under certain circumstances resulting from a breach of the PSA by the Company or if the Company terminates the PSA due to its inability to obtain financing on satisfactory terms by the applicable target date, the sellers will be entitled to retain the Deposit. Alternatively, if the PSA is terminated under certain circumstances resulting from a breach of the PSA by any seller, the Company will be entitled, in addition to legal and equitable remedies (including seeking damages from the sellers or seeking specific performance of the PSA), to receive a return of the Deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 27, 2017, we consummated a reverse recapitalization (the “Transaction”) pursuant to which we acquired a portion of the equity of Rosehill Operating. The Transaction was accounted for in a manner similar to a reverse recapitalization because the former owners of Rosehill Operating have control over the combined company through their 84% ownership of the common stock of the Company. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Transaction) presented.

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

Forward-looking statements may include statements about:

•	our ability to complete our pending acquisition in the Delaware Basin and successfully integrate it;

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

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

Overview
We are an independent oil and natural gas company focused on the acquisition, exploration, development, and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. We sold our assets in the Fort Worth Basin on October 31, 2017, effective August 1, 2017. During the quarter ended September 30, 2017, we commenced drilling on nine wells and completed eight wells in the Delaware Basin. For the nine months ended September 30, 2017, we commenced drilling on 21 wells and completed ten wells in the Delaware Basin.
During the third quarter of 2017, Rosehill averaged two operated rigs and drilled 9 gross horizontal wells. In July 2017, the Company retained one frac crew that continues to be dedicated to completing wells for Rosehill and completed 8 wells in the third quarter. Rosehill had ten DUC wells in inventory at the end of the third quarter.
 We were incorporated in Delaware on September 21, 2015 as a special purpose acquisition company under the name of KLR Energy Acquisition Corporation (“KLRE”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On April 27, 2017, we consummated the Transaction pursuant to which we acquired a portion of the equity of Rosehill Operating, into which Tema Oil & Gas Company (“Tema”), a wholly owned subsidiary of Rosemore, Inc. (“Rosemore”), contributed certain assets and liabilities. At the closing of the Transaction, we became the sole managing member of Rosehill Operating and our sole material asset is our interest in Rosehill Operating. Following the Transaction, we changed our name to Rosehill Resources Inc.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts on our oil and natural gas production;

•	production results;

•	operating expenses on a per Barrel of oil equivalent (“Boe”); and

•	Adjusted EBITDAX.

See the sections entitled Sources of Our Revenues, Realized Prices, Production Results, and Operating Costs and Expenses below for a discussion of items affecting these metrics.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing.

The following table shows the components of our revenues for the periods indicated, as well as the percentage each component contributed to total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commodity Revenues: (1)(2)	2017	2016	2017	2016
Oil Sales	75%	71%	77%	71%
Natural Gas sales	12%	16%	12%	16%
NGL Sales	13%	12%	11%	13%
	100%	100%	100%	100%

(1) Percentage totals may not sum or recalculate due to rounding
(2) The percentages exclude the effects of commodity derivatives.

Realized Prices

Fluctuations in our revenue, profitability, cash flow and future production growth are highly dependent on the commodity prices we receive. Oil, natural gas, and NGL prices are market driven and have been historically volatile. We expect that future prices will continue to fluctuate due to, but not limited to, supply and demand factors, seasonality, and geopolitical and economic factors. A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by $1.1 million, $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2017. A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by $3.6 million, $0.6 million and $0.5 million, respectively, for the nine months ended September 30, 2017.

The following table presents our average realized commodity prices before the effects of cash settled commodity derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Crude Oil (per Bbl)	$44.32	$40.64	$45.92	$38.31
Natural Gas (per Mcf)	$2.57	$2.42	$2.68	$2.03
NGLs (per Bbl)	$18.32	$11.98	$17.32	$11.33

The prices we receive for our products are based on NYMEX benchmark pricing and adjusted for quality, energy content, transportation fees, and regional price differentials.

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

Operational and Financial Highlights for the Three and Nine Months Ended September 30, 2017

Production Results

The following table presents production volumes for our properties for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Oil (MBbls)	258	170	794	429
Natural gas (MMcf)	732	657	2,089	1,796
NGL (MBbls)	108	99	312	275
Total (MBoe)	487	378	1,454	1,003
Average net daily production (Boe/d)	5,296	4,114	5,327	3,662

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2017	2016	Change	Change %
Revenues (In thousands):
Oil sales	$11,435	$6,909	$4,526	66%
Natural gas sales	1,881	1,587	294	19%
NGL sales	1,979	1,186	793	67%
Total revenues	$15,295	$9,682	$5,613	58%
Average sales price (1):
Oil (per Bbl)	$44.32	$40.64	$3.68	9%
Natural gas (per Mcf)	2.57	2.42	0.15	6%
NGL (per Bbl)	18.32	11.98	6.34	53%
Total (per Boe)	$31.41	$25.61	$5.80	23%
Total, including effects of gain (loss) on settled commodity derivatives, net (per Boe)	$32.38	$24.76	$7.62	31%
Net Production:
Oil (MBbls)	258	170	88	52%
Natural gas (MMcf)	732	657	75	11%
NGL (MBbls)	108	99	9	9%
Total (MBoe)	487	378	109	29%
Average daily net production volume:
Oil (Bbls/d)	2,801	1,845	956	52%
Natural gas (Mcf/d)	7,958	7,137	821	12%
NGLs (Bbls/d)	1,169	1,079	90	8%
Total (Boe/d)	5,296	4,114	1,182	29%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues for the periods shown above is due to higher production volumes and higher average sales prices. The increase in average daily net production contributed $4.3 million, and the increase in the average sales price contributed $1.4 million, to the overall revenue increase. The increase in average net daily production is primarily attributable to seven additional operated wells on production during the three months ended September 30, 2017 compared to the same period in 2016.

The increase in oil sales is primarily due to increased oil production contributing $3.9 million, and average sales prices for oil, contributing $0.6 million. The increase in natural gas sales is primarily due to increased natural gas production of $0.2 million and increased average sales prices for natural gas of $0.1 million. The increase in NGL sales is primarily due to increased NGL average sales prices of $0.6 million, and increased NGL production of $0.2 million.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change	Change %
Operating expenses (In thousands):
Lease operating expenses	$2,944	$1,314	$1,630	124%
Production taxes	707	445	262	59%
Gathering and transportation expenses	835	640	195	30%
Depreciation, depletion, amortization and accretion expense	8,383	5,887	2,496	42%
Exploration costs	434	178	256	144%
General and administrative expenses	5,069	931	4,138	444%
Transaction costs	149	—	149	100%
Total operating expenses	$18,521	$9,395	$9,126	97%
Operating expenses per Boe:
Lease operating expenses	$6.05	$3.48	$2.57	74%
Production taxes	1.45	1.18	0.27	23%
Gathering and transportation expenses	1.71	1.69	0.02	1%
Depreciation, depletion, amortization and accretion expense	17.21	15.57	1.64	11%
Exploration costs	0.89	0.47	0.42	89%
General and administrative expenses	10.41	2.46	7.95	323%
Transaction costs	0.31	—	0.31	100%
Total operating expenses per Boe	$38.03	$24.85	$13.18	53%

Lease Operating Expenses (“LOE”). The increase in LOE is primarily due to increases in produced water disposal costs of $1.1 million, surface equipment repairs and maintenance of $0.2 million and injection water and gas of $0.1 million. On a Boe basis, LOE increased primarily due to the factors discussed above.

Production Taxes. Production taxes are primarily based on the market value of Rosehill Operating’s wellhead production. Production taxes increased primarily due to increased production volumes and commodity prices. Production volumes increased 29%, while average sales prices per Boe increased 23% . Production taxes as a percentage of production revenues were 5% for both the current period and prior period.

Gathering and Transportation Expenses. Gathering and transportation expenses increased primarily due to the 29%, or 109 MBoe increase in production volumes. On a Boe basis, gathering and transportation expenses were consistent with the prior period.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”).  DD&A increased due to higher production volumes and a higher DD&A rate from recent drilling activity.

Exploration Costs. Exploration costs increased primarily due to an increase in geological and geophysical (“G&G”) hardware and software maintenance costs of $0.1 million and other G&G related costs of $0.2 million. On a Boe basis, exploration costs increased due to the factors discussed above.

General and Administrative Expenses (“G&A”).  G&A expense increased primarily due to employee compensation and benefit expense of $2.0 million, consulting fees of $0.6 million, public company expenses of $0.4 million, audit fees of $0.3 million, software licensing of $0.1 million, insurance expense of $0.1 million and legal expense of $0.1 million as a result of the Company going from a private entity to a public entity. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. See Note 14— Transactions with Related Parties – Cost Allocations to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for discussions of the allocation methodology used to determine certain G&A expenses for comparative periods prior to the Transaction. On a Boe basis, G&A increased primarily due to the factors noted above. The Company expects G&A per Boe to decrease with the expected increase in production late in the year and into 2018.

Transaction Expenses. We incurred transaction expenses of $0.1 million during the three months ended September 30, 2017 related to the Transaction.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2017	2016	Change	Change %
Other income (expense)
Interest expense	$(300)	$(210)	$(90)	43%
Loss on commodity derivatives, net	(1,451)	(231)	(1,220)	528%
Other income (expense), net	(148)	1	(149)	(14,900)%
Total other income (expense)	$(1,899)	$(440)	$(1,459)	332%

Interest Expense. Interest expense increased due to an increase in the average credit facility balance during the three months ended September 30, 2017.

Loss on commodity derivatives, net. We recognized losses associated with commodity derivatives in both periods shown above. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the instruments. The total net loss for 2017 shown above is comprised of net gains of $0.5 million on cash settlements and net losses of $1.9 million on mark-to-market unsettled positions. The net loss for 2016 shown above is comprised of net losses of $0.3 million on cash settlements and net gains of $0.1 million on marked-to-market unsettled positions.

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Oil, Natural Gas, and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes:

	Nine Months Ended September 30,
	2017	2016	Change	Change %
Revenues (In thousands):
Oil sales	$36,464	$16,437	$20,027	122%
Natural gas sales	5,592	3,651	1,941	53%
NGL sales	5,405	3,115	2,290	74%
Total revenues	$47,461	$23,203	$24,258	105%
Average sales price (1):
Oil (per Bbl)	$45.92	$38.31	$7.61	20%
Natural gas (per Mcf)	2.68	2.03	0.65	32%
NGL (per Bbl)	17.32	11.33	5.99	53%
Total (per Boe)	$32.64	$23.13	$9.51	41%
Total, including effects of gain on settled commodity derivatives, net (per Boe)	$32.75	$23.62	$9.13	39%
Net Production:
Oil (MBbls)	794	429	365	85%
Natural gas (MMcf)	2,089	1,796	293	16%
NGL (MBbls)	312	275	37	13%
Total (MBoe)	1,454	1,003	451	45%
Average daily net production volume:
Oil (Bbls/d)	2,908	1,566	1,342	86%
Natural gas (Mcf/d)	7,651	6,557	1,094	17%
NGL (Bbls/d)	1,144	1,003	141	14%
Total (Boe/d)	5,327	3,662	1,665	45%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues is due to increases in oil sales, natural gas sales, and NGL sales resulting from higher production volumes and higher average sales prices. The increase in average daily net production contributed $18.2 million, and the increase in the average sales price contributed $6.1 million, to the overall revenue increase. The increase in average net daily production is attributable to seven additional operated wells being on production during the nine months ended September 30, 2017 as compared to the prior period.

Oil sales increased primarily due to increased oil production contributing $16.8 million, and average sales prices for oil contributing $3.3 million. Natural gas sales increased primarily due to increased average sales prices for natural gas contributing $1.2 million, and natural gas production contributing $0.8 million. NGL sales increased primarily due to increased average sales prices for NGL contributing $1.6 million and increased NGL production contributing $0.6 million.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	2016	Change	Change %
Operating expenses (In thousands):
Lease operating expenses	$6,479	$3,621	$2,858	79%
Production taxes	2,174	1,051	1,123	107%
Gathering and transportation expenses	2,329	1,708	621	36%
Depreciation, depletion, amortization and accretion expense	26,150	16,525	9,625	58%
Exploration costs	1,208	496	712	144%
General and administrative expenses	8,738	3,480	5,258	151%
Transaction expenses	2,618	—	2,618	100%
Gain on sale of other assets	(11)	—	(11)	(100)%
Total operating expenses	$49,685	$26,881	$22,804	85%
Operating expenses per Boe:
Lease operating expenses	$4.46	$3.61	$0.85	24%
Production taxes	1.50	1.05	0.45	43%
Gathering and transportation expenses	1.60	1.70	(0.10)	(6)%
Depreciation, depletion, amortization and accretion expense	17.98	16.48	1.50	9%
Exploration costs	0.83	0.49	0.34	69%
General and administrative expenses	6.01	3.47	2.54	73%
Transaction expenses	1.80	—	1.80	100%
Gain on sale of other assets	(0.01)	—	(0.01)	(100)%
Total operating expenses per Boe	$34.17	$26.80	$7.37	28%

Lease Operating Expenses. The increase in LOE is primarily due to increases in produced water disposal fees of $1.6 million, surface equipment repair and maintenance of $0.4 million, and injection water and gas of $0.4 million. On a Boe basis, LOE increased primarily due to the factors discussed above.

Production Taxes. Production taxes are primarily based on the market value of Rosehill Operating’s production at the wellhead. Production taxes increased due to higher revenues in 2017 versus 2016.

Gathering and Transportation Expenses. Gathering and transportation expenses increased due to production growth resulting in higher sales and processing volumes and expenses.

Depreciation, Depletion, Amortization and Accretion.  DD&A increased due to higher production volumes and a higher DD&A rate from recent drilling activity. Capitalized costs related to drilled uncompleted wells are excluded from the DD&A and impairment calculations pending commencement of production. Seven wells were added to producing wells during the nine months ended September 30, 2017.

Exploration Costs. Exploration costs increased primarily due to costs related to an unsuccessful acquisition of $0.2 million and to an increase in G&G hardware and software maintenance costs of $0.3 million and other G&G related costs of $0.2 million.

General and Administrative Expenses.  G&A expense increased primarily due to employee compensation and benefit expenses of $2.3 million, consulting fees of $1.0 million, public company expenses of $0.5 million, audit fees of $0.5 million, legal expenses of $0.2 million and recruiting expenses of $0.2 million as a result of the Company going from a private entity to a public entity. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. See Note 14— Transactions with Related Parties – Cost Allocations to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for discussions of the allocation methodology used to determine certain G&A expenses for comparative periods prior to the Transaction.  On a Boe basis, G&A increased primarily due to the factors noted above. The Company expects G&A per Boe to decrease with the expected increase in production late in the year and into 2018.

Transaction Expenses. We incurred expenses of $2.6 million during the nine months ended September 30, 2017, related to the Transaction.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change	Change %
Other (expense) income:
Interest expense	$(1,274)	$(2,256)	$982	(44)%
Gain (loss) on commodity derivatives, net	1,751	(2,132)	3,883	(182)%
Other income (expense), net	(105)	23	(128)	(557)%
Total other expense (income)	$372	$(4,365)	$4,737	(109)%

Interest Expense. Interest expense decreased due to a decrease in realized and unrealized losses on the interest rate swap of $0.8 million and the elimination of a $0.2 million bank fee paid in 2016. The $0.2 million bank fee was paid in relation to the reduction of the interest rate swap during the nine months ended September 30, 2016.

Gain (loss) on commodity derivatives, net. Net gains and losses on commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the instruments. The net gain for 2017 above is comprised of net gains of $0.2 million on cash settlements and net gains of $1.6 million on mark-to-market unsettled positions. The net loss for 2016 shown above is comprised of net gains of $0.5 million on cash settlements and net losses of $2.6 million on marked-to-market unsettled positions.

Capital Requirements and Sources of Liquidity
  Overview
Our development and acquisition activities require us to make significant operating and capital expenditures. Our primary sources of liquidity include cash flows from operations and borrowings under our Credit Agreement.
Our 2017 capital budget for drilling, completion and recompletion activities and facilities costs, excluding leasing and other acquisitions, is increasing from $145 million to a range of $175 million to $195 million, due to faster drilling and additional completions occurring in 2017 versus previous forecasts. During the three and nine months ended September 30, 2017, we incurred capital costs, excluding asset retirement costs and leasing and acquisition costs, of approximately $65 million and $111 million, respectively.
Prior to the Transaction, Tema had $55 million outstanding under its secured line of credit, which was assumed by us upon the closing of the Transaction and immediately paid off using proceeds from the Transaction. On April 27, 2017, we entered into the Credit Agreement with a revolving line of credit and letter of credit facility of up to $250 million with an initial borrowing base of $55 million, that matures on April 27, 2022. The borrowing base under the terms of our Credit Agreement is redetermined semi-annually. In addition, we may request an interim redetermination once a year. Effective October 30, 2017, the borrowing base was increased to $75 million. We had borrowings of approximately $50 million outstanding under our revolving credit facility as of September 30, 2017.
At September 30, 2017, we were in compliance with the total funded debt to EBITDAX covenant in the Credit Facility agreement for the measurement period ended September 30, 2017. In connection with increasing our borrowing base under the Credit Agreement, Rosehill Operating received a limited waiver of compliance with the current ratio covenant until the quarter ending December 31, 2018, subject to an earlier reinstatement of the covenant upon the occurrence of certain conditions.
See additional discussion of the Credit Agreement and Prior Tema Credit Agreement in Note 11 – Revolving Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our recent production is over 7,100 barrels of oil equivalent per day, an increase of over 34% as compared to the daily average of the third quarter of 2017, driven by early results from wells that recently began flowback. We expect to enter 2018 at or above 10,000 barrels of oil equivalent per day. Based on this increased production, our oil and natural gas price forecasts, and our expectations for continued growth of our borrowing base, we believe that our cash flow from operations and future borrowings under our Credit Agreement will provide us with sufficient capital to fund our operations. We strive to manage our debt level below the available credit line in order to maintain sufficient borrowing capacity; however, actual growth in the borrowing base may lag liquidity or funding needs and, as such, we may require additional sources of capital to pay down the credit facility balance and/or reduce our planned capital investments. Although we believe we will have adequate access to capital, there is no assurance that this additional capital will be available or available at acceptable terms. Future cash flows are subject to a number of variables, including the level of oil and natural gas production, commodity prices, and our ability to execute on our drilling and development program. We anticipate that significant additional capital expenditures will be required to more fully develop our properties.
At September 30, 2017, we had a working capital deficit of $28.8 million, compared to a surplus of $2.1 million at December 31, 2016. The increase in our working capital deficit as of September 30, 2017 is primarily due to increased accounts payable and accrued expenses related to the significant increase in drilling and completion activities on our core properties.
On October 24, 2017, we entered into a Purchase and Sale Agreement (the “PSA”) to acquire specified oil and gas wells, leases covering approximately 4,565 net acres and other associated assets and interests in the southern Delaware Basin (the “Southern Delaware Acquisition”) for approximately $77.6 million in cash (the “Purchase Price”), subject to customary purchase price adjustments. On October 24, 2017, we paid the sellers a deposit of $6 million pursuant to the PSA. For additional information about the Southern Delaware Acquisition, including our contingent obligation under the PSA to acquire additional oil and gas leases located within a certain designated areas in the Delaware Basin from the sellers, see Note 16 - Subsequent Event in the in the Notes to the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 2, 2017, we announced the closing of the sale of our remaining Barnett Shale assets for approximately $7.1 million, subject to customary purchase price adjustments, and received a payment of $6.2 million from the buyer on October 31, 2017.
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
We plan to continue an active hedging program to reduce the impact of commodity price volatility on our cash flow from operations.

Working Capital Analysis

We define working capital as current assets less current liabilities. At September 30, 2017 and December 31, 2016, we had a working capital deficit of $28.8 million and working capital of $2.1 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $4.7 million and $8.4 million, at September 30, 2017 and December 31, 2016, respectively. The Company's borrowing base under its credit facility increased from $55 million to $75 million, effective October 30, 2017, with borrowings of $50 million outstanding at September 30, 2017. We expect that the pace of development activities, production volumes, commodity prices, and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$35,527	$9,328
Net cash used in investing activities	(100,333)	(11,943)
Net cash provided by (used in) financing activities	61,028	(20,661)
Net decrease in cash and cash equivalents	$(3,778)	$(23,276)

Operating Activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes, and associated changes in working capital. The increase in net cash provided by operating activities of $26.2 million was primarily due to an increase in production and realized prices increasing revenues $24.3 million.

Investing Activities. Net cash used in investing activities is primarily comprised of acquisition and development of oil and natural gas properties. Net cash used in investing activities included $(100.0) million and $(11.6) million attributable to the acquisition and development of oil and natural gas properties and mineral leases for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities. Net cash provided by financing activities in 2017, included $90.8 million of proceeds from the issuance of preferred stock and warrants, $18.7 million of net proceeds from the Transaction, $50.0 million of proceeds from borrowings under the Credit Agreement, offset by the $(55.0) million repayment on the Prior Tema Credit Agreement and $(40.5) million paid to the noncontrolling interest owners in connection with the Transaction. Net cash used in financing activities in 2016 included a $(20.0) million repayment on the Prior Tema Credit Agreement.

Preferred Stock and Warrants

We are authorized to issue up to 1,000,000 shares of preferred stock. On April 27, 2017, we issued 75,000 shares of our 8% Series A Cumulative Perpetual Convertible Preferred Stock and 5,000,000 warrants in a private placement to certain qualified institutional buyers and accredited investors for net proceeds of $70.8 million. We issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and KLR Energy Sponsor, LLC in connection with the closing of our business combination. See “Note 2-Transaction” of in the Condensed Consolidated Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our preferred stock and warrants issuance.

Credit Agreement

On April 27, 2017, we entered into a Credit Agreement, which provides a revolving line of credit and a letter of credit facility of up to $250 million, subject to a borrowing base that is determined semi-annually by the lenders. The initial borrowing base was $55 million, which may be increased with the consent of all lenders. The borrowing base increased to $75 million on October 30, 2017. In connection with increasing the borrowing base under the Credit Agreement, Rosehill Operating received a limited waiver of compliance with the working capital covenant until the quarter ending December 31, 2018, subject to an earlier reinstatement of the working capital covenant upon the occurrence of certain conditions.

For additional information on our Credit Agreement, see Note 11 – Revolving Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Commodity Derivative Contracts
Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk - Counterparty and Customer Credit Risk.”
Counterparty Exposure
Our hedging policy permits us to enter into derivative contracts with major financial institutions or major energy entities. Our derivative contracts are currently with major financial institutions, including the lender under our Credit Agreement. We have rights of offset against the borrowings under our Credit Agreement. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk - Counterparty and Customer Credit Risk” for additional information.

Critical Accounting Policies and Estimates

Our Definitive Proxy Statement, filed with the SEC on April 12, 2017 (the “Proxy Statement”), contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s judgment. Our more significant policies and estimates include:

•	Successful efforts method of accounting for oil and natural gas activities

•	Impairment of oil and natural gas properties

•	Oil and natural gas reserve quantities

•	Revenue recognition

•	Commodity derivative instruments

•	Asset retirement obligations

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk

Commodity price risk is a major market risk exposure. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and we expect this volatility to occur in the future. As an example of recently experienced volatility, since January 1, 2014, the WTI spot price for oil declined from a high of $107.95 per barrel on June 20, 2014 to $26.19 per barrel on February 11, 2016, and the Henry Hub spot price for natural gas declined from a high of $8.15 per MMBtu on February 10, 2014 to a low of $1.49 per MMBtu on March 4, 2016. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have suffered significant recent declines in realized prices.

The prices we receive for oil, natural gas, and NGLs production depend on numerous factors beyond our control, some of which are discussed under “Risk Factors” in the Risk Factors in our Registration Statement on Form S-3.

Due to volatility, we use commodity derivative instruments, such as collars, swaps, and basis swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. We are subject to no contractual obligations to hedge any portion of our production.

A 10% per barrel change in realized oil price would have resulted in a $1.1 million change in oil revenues for the three months ended September 30, 2017. A 10% per Mcf change in realized natural gas price would have resulted in a $0.2 million change in natural gas revenues for the three months ended September 30, 2017. A 10% per barrel change in NGLs prices would have changed NGL revenue by $0.2 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, oil sales, natural gas sales, and NGLs sales contributed 75%, 12% and 13%, respectively, of our total revenues for the period.

A 10% per barrel change in realized oil price would have resulted in a $3.6 million change in oil revenues for the nine months ended September 30, 2017. A 10% per Mcf change in realized natural gas price would have resulted in a $0.6 million change in natural gas revenues for the nine months ended September 30, 2017. A 10% per barrel change in NGLs prices would have changed NGLs revenue by $0.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, oil sales, natural gas sales and NGLs sales contributed 77%, 12% and 11%, respectively, of our total revenues. Our oil, natural gas, and NGLs revenues do not include the effects of commodity derivatives.

Derivative Positions

Below is a summary of our open commodity derivative instrument positions for 2017 and beyond as of September 30, 2017, by product and strategy:

	Three Months Ended
	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
NYMEX WTI(1) Crude Swaps:
Notional volume (Bbl)	144,000	129,000	105,000	108,000	108,000	27,000	27,000	27,000	27,000
Weighted average fixed price ($/Bbl)	$52.78	$52.19	$50.44	$50.39	$50.39	$51.04	$51.04	$51.04	$51.04
NYMEX HH(2) Natural Gas Swaps:
Notional volume (MMBtu)	390,000	690,000	180,000	180,000	180,000	60,000	—	—	—
Weighted average fixed price ($/MMBtu)	$3.13	$3.43	$3.03	$3.03	$3.03	$3.03	$—	$—	$—
NYMEX HH(2) Natural Gas Options:
Purchased Puts:
Notional volume (MMBtu)	180,000	—	—	—	—	—	—	—	—
Weighted average fixed price ($/MMBtu)	$3.30	$—	$—	$—	$—	$—	$—	$—	$—
Sold Puts:
Notional volume (MMBtu)	180,000	—	—	—	—	—	—	—	—
Weighted average fixed price ($/MMBtu)	2.75	—	—	—	—	—	—	—	—
Calls:
Notional volume (MMBtu)	180,000	—	—	—	—	—	—	—	—
Weighted average fixed price ($/MMBtu)	$3.92	$—	$—	$—	$—	$—	$—	$—	$—

(1)	NYMEX WTI refers to West Texas Intermediate crude oil price on the New York Mercantile Exchange.

(2)	NYMEX HH refers to Henry Hub natural gas price on the New York Mercantile Exchange.

After September 30, 2017 and through November 10, 2017, the Company entered into crude swaps for an additional 8,000 barrels of oil for October 2017 through December 2017 at $51.20 per barrel, 888,000 barrels of oil for 2018 at $53.34 per barrel and 396,000 barrels of oil for 2019 at $51.55 per barrel. The Company also entered into natural gas swaps for an additional 2,100,000 MMBTU’s for 2018 at $3.03 per MMBTU and 300,000 MMBTU’s of gas from January 2019 through March 2019 at $3.01 per MMBTU. See Note 6 - Derivative Instruments in the Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives

Interest Rate Risk

As of November 10, 2017, we had $61.0 million outstanding under the Credit Agreement with a weighted average interest rate of 4.5%. Interest under the Credit Agreement is tiered based on amount borrowed. The interest rate is LIBOR plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would not materially impact our interest cost. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Internal Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2017, disclosure controls and procedures were not effective as a result of material weaknesses identified during the year ended December 31, 2016 and as of September 30, 2017. The material weaknesses related to the lack of sufficient qualified accounting personnel, which led to the incorrect application of generally accepted accounting principles, ineffective controls over accounting for non-routine and/or complex transactions, and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of the financial statements attributable to Rosehill Operating, management concluded that the Company had a material weakness as of December 31, 2016 due to significant deficiencies in the following areas:

•	Asset retirement obligations estimates;

•	Information technology general controls;

•	Identification and documentation of related party transactions;

•	Going concern evaluation; and

•	Depreciation, depletion and amortization calculations

In connection with the preparation of the financial statements for the quarter ended June 30, 2017, management and the Audit Committee concluded that Rosehill Resources had a material weakness as of that date due to significant deficiencies related to (i) technical documentation of complex transactions, (ii) identification and classification of well costs, (iii) depreciation, depletion and amortization calculations, and (iv) timely reconciliation and review of accounts. A material weakness related to the identification and analysis of the appropriate accounting treatment of complex transactions was also identified during the quarter ended September 30, 2017, which failed to detect the error in the Company’s financial statements in a timely manner for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 15, 2017, and resulted in a restatement filed on November 3, 2017. As a result of the error and the related restatement of the Company’s financial statements, and as a result of the material weaknesses identified, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of September 30, 2017.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15— Commitments and Contingencies to the Unaudited Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of certain legal proceedings including material developments in such legal proceedings.

Item 1A. Risk Factors.

In addition to the risk factors below and the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in our Registration Statement on Form S-3 that could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-3 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results.

If completed, the Southern Delaware Acquisition may not achieve its intended results and may result in us assuming unanticipated liabilities. To date, we have conducted only limited diligence regarding the assets and liabilities we would assume in the transaction.
We entered into the agreement with the expectation that the Southern Delaware Acquisition would result in various benefits, growth opportunities and synergies. Achieving the anticipated benefits of the transaction is subject to a number of risks and uncertainties. For example, under the Southern Delaware Acquisition agreement, we have the opportunity to conduct customary environmental and title due diligence following the execution of the agreements, but our diligence efforts to date have been limited. As a result, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We would assume certain of the liabilities associated with the acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant. In addition, certain of the properties to be acquired are subject to consents to assign and preference rights. If all applicable waivers cannot be obtained, we may not be able to acquire certain properties as originally contemplated and our expected benefits of the Southern Delaware Acquisition may be adversely affected. Further, the Southern Delaware Acquisition agreement allow the sellers to include a specified amount of additional leases in the transaction, which would increase the purchase price. Also, it is uncertain whether our existing operations and the acquired properties and assets can be integrated in an efficient and effective manner.
As with other acquisitions, the success of the Southern Delaware Acquisition depends on, among other things, the accuracy of our assessment of the reserves and drilling locations associated with the acquired properties, future oil, NGL and natural gas prices and operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the Southern Delaware Acquisition from the sale of production from the property or recognize an acceptable return from such sales. Although the properties to be acquired are subject to many of the risks and uncertainties to which our business and operations are subject, risks associated with the Southern Delaware Acquisition in particular include those associated with our ability to operate efficiently in an area where we have no current operations, the significant size of the transaction relative to our existing operations, the fact that a substantial majority of the properties to be acquired are undeveloped and the additional indebtedness we may incur in connection with the Southern Delaware Acquisition. We also expect that pursuing our future development plans for the properties to be acquired will require capital in excess of our projected cash flows from operations for some period of time following the consummation of the Southern Delaware Acquisition, which may increase our need for external financing.
In addition, the integration of operations following the Southern Delaware Acquisition will require substantial attention from our management and other personnel, which may distract their attention from our day-to-day business and operations and prevent us from realizing benefits from other opportunities. Completing the integration process may be more expensive than anticipated, and we cannot assure you that we will be able to effect the integration of these operations smoothly or efficiently or that the anticipated benefits of the transaction will be achieved.
The reserves, production and drilling locations estimates with respect to the properties to be acquired in the Southern Delaware Acquisition may differ materially from the actual amounts.
The reserves, production and drilling locations estimates with respect to the properties to be acquired in the Southern Delaware Acquisition are based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. Such analysis is based, in significant part, on data provided by the sellers. We cannot assure you that these estimates are accurate. After such data is further reviewed by us and our independent engineers, the actual reserves, production and number of viable drilling locations may differ materially from our expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-37712	3.1	5/3/2017
3.2	Certificate of Designation of Series A Preferred Stock	8-K	001-37712	3.2	5/3/2017
3.3	Amended and Restated Bylaws of Rosehill Resources Inc.	8-K	001-37712	3.3	5/3/2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.					X
101.PRE*	XBRL Taxonomy Extension Label Linkbase.					X
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.					X
 * Filed herewith
** Furnished herewith

SIGNATURES

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

Date: November 14, 2017