Form 10-Q
period 2018-03-31
Rosehill Resources Inc.
filed 2018-05-15
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2018, 6,428,008 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,551	$20,677
Restricted cash	—	4,005
Accounts receivable	3,276	1,527
Accounts receivable, related parties	30,992	16,022
Prepaid and other current assets	1,207	1,312
Total current assets	42,026	43,543
Property and equipment:
Oil and natural gas properties (successful efforts), net	509,670	431,332
Other property and equipment, net	1,804	1,283
Total property and equipment, net	511,474	432,615
Other assets, net	1,692	824
Deferred tax assets	2,190	—
Total assets	$557,382	$476,982
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,632	$31,868
Accounts payable, related parties	12	223
Derivative liabilities	22,032	10,772
Accrued liabilities and other	21,632	15,492
Accrued capital expenditures	26,791	45,045
Total current liabilities	105,099	103,400
Long-term liabilities:
Long-term debt, net	173,066	93,199
Asset retirement obligations, net of current portion	9,957	8,522
Deferred tax liabilities	153	153
Derivative liabilities	14,890	8,008
Other	171	168
Total long-term liabilities	198,237	110,050
Total liabilities	303,336	213,450
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock, $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 152,112 and 150,626 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	144,373	140,868
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 98,662 and 97,698 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	81,624	80,660
Class A Common Stock; $0.0001 par value, 95,000,000 shares authorized, 6,222,299 issued and outstanding as of March 31, 2018 and December 31, 2017	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 issued and outstanding as of March 31, 2018 and December 31, 2017	3	3
Additional paid-in capital	29,107	29,946
Total common stockholders’ equity	29,111	29,950
Noncontrolling interest	(1,062)	12,054
Total stockholders' equity	109,673	122,664
Total liabilities and stockholders’ equity	$557,382	$476,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2018	2017
Revenues:
Oil sales	$51,554	$13,783
Natural gas sales	1,745	1,894
Natural gas liquids sales	2,487	1,824
Total revenues	55,786	17,501
Operating expenses:
Lease operating expenses	8,885	1,617
Production taxes	2,640	808
Gathering and transportation	712	726
Depreciation, depletion, amortization and accretion	20,809	8,231
Exploration costs	436	317
General and administrative	7,097	1,465
Transaction costs	—	1,094
(Gain) loss on sale of property and equipment	133	(11)
Total operating expenses	40,712	14,247
Operating income	15,074	3,254
Other income (expense):
Interest expense, net	(3,867)	(543)
Gain (loss) on commodity derivative instruments, net	(21,285)	1,899
Other income (expense), net	132	(110)
Total other income (expense), net	(25,020)	1,246
Loss before income taxes	(9,946)	4,500
Income tax expense (benefit)	(2,190)	86
Net income (loss)	(7,756)	4,414
Net income (loss) attributable to noncontrolling interest	(14,076)	—
Net income attributable to Rosehill Resources Inc. before preferred stock dividends	6,320	4,414
Series A Preferred Stock dividends and deemed dividends	1,928	—
Series B Preferred Stock dividends, deemed dividends, and return	5,733	—
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$(1,341)	$4,414
Earnings (loss) per common share:
Basic	$(0.22)	$0.75
Diluted	$(0.22)	$0.75
Weighted average common shares outstanding:
Basic	6,222	5,857
Diluted	6,222	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / PARENT NET INVESTMENT
(Unaudited)
(In thousands, except share amounts)

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net income (loss)	—	—	—	—	—	—	—	6,320	6,320	(14,076)	(7,756)
Stock based compensation	—	—	—	—	—	—	1,462	—	1,462	—	1,462
Series A Preferred stock dividends	964	964	—	—	—	—	—	(1,928)	(1,928)	—	(964)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	(1,341)	(4,392)	(5,733)	—	(5,733)
Impact of transactions affecting noncontrolling interests	—	—	—	—	—	—	(960)	—	(960)	960	—
Balance at March 31, 2018	98,662	$81,624	6,222,299	$1	29,807,692	$3	$29,107	$—	$29,111	$(1,062)	$109,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(7,756)	$4,414
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	20,809	8,231
Deferred income taxes	(2,190)	—
Stock-based compensation	1,462	—
(Gain) loss on sale of fixed assets	133	(11)
(Gain) loss on derivative instruments	21,185	(1,749)
Net cash received (paid) in settlement of derivative instruments	(3,043)	(443)
Amortization of debt issuance costs	943	113
Settlement of asset retirement obligations	(8)	(67)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	(16,719)	(1,505)
(Increase) decrease in prepaid and other assets	105	134
Increase (decrease) in accounts payable and accrued liabilities and other	4,162	(4,031)
Increase (decrease) in accounts payable, related parties	(211)	3,672
Net cash provided by operating activities	18,872	8,758
Cash flows from investing activities:
Additions to oil and natural gas properties	(109,310)	(8,159)
Acquisition of White Wolf	(4,005)	—
Additions to other property and equipment	(799)	(89)
Proceeds from sale of other property and equipment	—	47
Net cash used in investing activities	(114,114)	(8,201)
Cash flows from financing activities:
Proceeds from revolving credit facility	147,602	—
Repayment on revolving credit facility	(68,000)	—
Distribution to parent	—	(2,267)
Debt issuance costs	(1,547)	—
Dividends paid on preferred stock	(936)	—
Payment on capital lease obligation	(8)	(8)
Net cash provided by (used in) financing activities	77,111	(2,275)
Net decrease in cash and cash equivalents	(18,131)	(1,718)
Cash, cash equivalents, and restricted cash, beginning of period	24,682	8,434
Cash, cash equivalents, and restricted cash, end of period	$6,551	$6,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures:
Cash paid for interest	$2,924	$280

Supplemental noncash activity:
Asset retirement obligations incurred	$1,307	$219
Changes in accrued capital expenditures	$18,254	$(1,211)
Changes in accounts payable for capital expenditures	$(6,526)	$—
Series A Preferred Stock dividends paid-in-kind	$964	$—
Series A Preferred Stock dividends declared but not yet paid	$964	$—
Series B Preferred Stock dividends paid-in-kind	$1,486	$—
Series B Preferred Stock cash dividends declared but not yet paid	$2,228	$—
Series B Preferred Stock return	$1,317	$—
Series B Preferred Stock deemed dividend	$291	$—

Reconciliation of cash, cash equivalents and restricted cash presented on the Condensed Consolidated Statement of Cash Flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,551	$20,677
Restricted cash	—	4,005
Total cash, cash equivalents and restricted cash	$6,551	$24,682

As of December 31, 2017, restricted cash was attributable to the White Wolf Acquisition purchase price in an escrow account. The full amount of the escrow account was released to the sellers in March 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Rosehill Resources Inc. (the “Company” or “Rosehill”) is an independent oil and natural gas company focused on the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. At March 31, 2018, the Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin.

The Company was incorporated in Delaware on September 21, 2015 as a special purpose acquisition company under the name of KLR Energy Acquisition Corp. (“KLRE”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On April 27, 2017, the Company acquired a portion of the equity of Rosehill Operating Company, LLC (“Rosehill Operating”), in a transaction structured as a reverse recapitalization (the “Transaction”), into which Tema Oil & Gas Company (“Tema”), a wholly owned subsidiary of Rosemore, Inc. (“Rosemore”), contributed certain assets and liabilities. At the closing of the Transaction, the Company became the sole managing member of Rosehill Operating. Following the Transaction, the Company changed its name to Rosehill Resources Inc.

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

Transaction

On April 27, 2017, upon closing the Transaction, the Company acquired a portion of the common units of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35 million in cash (the “Cash Consideration”), excluding the working capital adjustment, and the issuance to Rosehill Operating by the Company of 29,807,692 shares of its Class B Common Stock, (ii) the assumption by Rosehill Operating of $55 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering net of redemptions of approximately $60.6 million. In connection with the closing of the Transaction, the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of the Company's Class A Common Stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units (the “Rosehill warrants”). The Cash Consideration, estimated working capital adjustment, Tema warrants and shares of Class B Common Stock were immediately distributed to Tema. The working capital adjustment was originally estimated to be $5.6 million and was contributed to Rosehill Operating by the Company upon closing the Transaction. As of December 31, 2017, the final working capital adjustment of $2.4 million due to the Company from Tema was reflected as a reduction to the preliminary purchase price.

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. Pursuant to the Transaction described above, the Company acquired approximately 16% of the Rosehill Operating Common Units, while Tema retained approximately 84% of the Rosehill Operating Common Units. As of March 31, 2018, the Company owns approximately 17.3% of the Rosehill Operating Common Units and Tema owns approximately 82.7% of the Rosehill Operating Common Units.

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

All periods prior to the date of the Transaction shown in the accompanying consolidated financial statements have been prepared on a “carve-out” basis and are derived from the accounting records of Tema. The accompanying consolidated financial statements prior to the Transaction include direct expenses related to Rosehill Operating and expense allocations for certain functions of Tema including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance, utilities, and compensation. These expenses have been allocated on the basis of direct usage when identifiable, actual volumes and revenues, with the remainder allocated proportionately on a barrel of oil equivalent (“Boe”) basis. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by Rosehill Operating during the periods presented. The allocations may not, however, reflect the expenses that would have been incurred as an independent company for the periods presented. Actual costs that may have been incurred prior to the Transaction would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The allocations and related estimates and assumptions are described more fully in Note 15 - Transactions with Related Parties.

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods.

Variable Interest Entities

Rosehill Operating is a variable interest entity (VIE). The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. The Company consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s consolidated financial statements. Although Tema had a larger ownership interest in Rosehill Operating, because it has disproportionately fewer voting rights, Tema is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion, see Noncontrolling Interest in Note 13 - Stockholders' Equity / Parent Net Investment.

Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Adopted in 2018

Equity-based Compensation. In May 2017, the FASB issued ASU 2017-09 – Compensation – Stock Compensation (Topic 718); Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 in the first quarter of 2018. There were no changes to the terms or conditions of the Company's share-based payment awards in the first quarter of 2018.

Recently Issued Accounting Standards Not Yet Adopted

Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 31, 2019. The Company is an emerging growth company and is permitted to adopt this ASU among others on a private company timeline. ASU 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company is still in the early stages of evaluating this ASU.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In January 2018, ASU 208-01, Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU. Early adoption is permitted. The method of adoption and impact this standard will have on the financial statements and related disclosures is currently being evaluated.

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Income Statement - Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. The ASU is effective for us July 1, 2018 and early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

Debt Securities and Regulated Operations. In March 2018, the FASB issued ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC paragraph Pursuant to SEC Staff Accounting Bulletin No. 177 and SEC Release No 33-9273, which adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. The Company does not anticipate the adoption of ASU 2018-04 will have a material impact on its consolidated financial statements.

Income Taxes. In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the Staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Note 3 – Earnings Per Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net Income (Loss) (numerator):
Basic:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(1,341)	$4,414
Diluted:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(1,341)	$4,414
Add: Dividends on convertible preferred stock (1)	—	—
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$(1,341)	$4,414
Weighted average shares (denominator):
Weighted average shares – basic	6,222	5,857
Weighted average shares – diluted	6,222	5,857
Basic earnings (loss) per share	$(0.22)	$0.75
Diluted earnings (loss) per share	$(0.22)	$0.75

(1)	Series A Preferred Stock dividends are not added back for diluted earnings per share because the conversion of the Series A Preferred Stock to Class A Common Stock would be anti-dilutive.

For the three months ended March 31, 2018, the Company excluded the following common stock equivalents from the computation of diluted earnings per share because the effect of conversion was anti-dilutive as a result of the net loss for the periods:

•	8.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock,

•	25.6 million warrants convertible into shares of Class A Common Stock,

•	29.8 million shares of Class A Common Stock issuable upon conversion of the Company's Class B Common Stock, and

•	1.7 million shares of restricted stock units issued to directors and employees.

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2018		December 31, 2017
	Related Parties	Third-Parties	Related Parties	Third-Parties
	(In thousands)
Revenue receivable	$28,551	$2,622	$13,601	$1,153
Transaction purchase price settlement	2,381	—	2,381	—
Joint interest billings	50	513	20	83
Other	10	141	20	291
Accounts receivable	$30,992	$3,276	$16,022	$1,527

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Derivative Instruments

The Company enters into various derivative instruments primarily to mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. Oil and natural gas commodity derivative instruments are recorded on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. While commodity derivative instruments are utilized to manage the price risk attributable to expected oil and natural gas production, the Company's commodity derivative instruments are not designated as accounting hedges under the accounting guidance. The related cash flow impact of the commodity derivative activities is reflected as cash flows from operating activities unless they are determined to have a significant financing element at inception, in which case they are classified within financing activities.

Series B Preferred Stock bifurcated derivative - In the event of a change of control, the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares as defined in Note 11 - 10% Series B Redeemable Preferred Stock, for a price per share equal to the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The Company assessed the change of control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was a bifurcated derivative. See Note 11 - 10% Series B Redeemable Preferred Stock for defined terms and more detail.

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the condensed consolidated balance sheets:

	March 31, 2018
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$1,308	$(1,308)	$—
Commodity derivatives - non-current	2,559	(2,559)	—
Total assets	$3,867	$(3,867)	$—

Liabilities
Commodity derivatives - current	$(23,340)	$1,308	$(22,032)
Commodity derivatives - non-current	(16,924)	2,559	(14,365)
Series B Preferred Stock bifurcated derivative - non-current	(525)	—	(525)
Total liabilities	$(40,789)	$3,867	$(36,922)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$1,079	$(1,079)	$—
Commodity derivatives - non-current	120	(120)	—
Total assets	$1,199	$(1,199)	$—

Liabilities
Commodity derivatives - current	$(11,851)	$1,079	$(10,772)
Commodity derivatives - non-current	(7,503)	120	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	(625)	—	(625)
Total liabilities	$(19,979)	$1,199	$(18,780)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

As of March 31, 2018, the open commodity derivative positions with respect to future production were as follows:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	2,044,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.04	$53.59	$51.16	$50.42	$50.12
Natural Gas:
Notional volume (MMBtu)	2,880,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	210,000	420,000	—	—	—
Weighted average ceiling price ($/Bbl)	$58.25	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$55.00	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	240,000	—	—	—
Weighted average ceiling price ($/Bbl)	$—	$61.75	$—	$—	$—
Weighted average floor price ($/Bbl)	$—	$52.50	$—	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$42.50	$—	$—	$—

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2018 and 2017, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Realized gain (loss) on derivatives
Commodity derivative options	$19	$154
Commodity derivative swaps	(3,062)	(447)
Total	(3,043)	(293)
Interest rate swap	—	(150)
Total realized gain (loss) on derivatives	$(3,043)	$(443)

Unrealized gain (loss) on derivatives
Commodity derivative options	$(15,960)	$162
Commodity derivative swaps	(2,282)	2,030
Total	(18,242)	2,192
Series B Preferred Stock bifurcated derivative	100	—
Total unrealized gain (loss) on derivatives	$(18,142)	$2,192

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Other income (expense)” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swap are included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Note 6 – Fair Value Measurements

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Derivative liabilities
Derivative liabilities - current	$(22,032)	$(10,772)
Derivative liabilities - non-current	(14,890)	(8,008)
Total derivative assets liabilities	$(36,922)	$(18,780)

Derivative assets and liabilities primarily represent unsettled amounts related to commodity derivative positions, including swaps and options. Derivative liabilities also include the Series B Preferred Stock bifurcated derivative for the various redemption amounts that the Company could incur if a change of control event occurs. The Company utilizes Level 3 assumptions to estimate the probability of a change in control occurring and when that would occur as the timing impacts the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The change in fair value to the Series B Preferred Stock bifurcated derivative for the period is recorded in Other income (expense), net.

The tables below set forth by level within the fair value hierarchy represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative liabilities
Commodity derivative liabilities - current	$—	$(22,032)	$—	$(22,032)
Commodity derivative liabilities - non current	—	(14,365)	—	(14,365)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(525)	(525)
Total derivative liabilities	$—	$(36,397)	$(525)	$(36,922)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative liabilities
Commodity derivative liabilities - current	$—	$(10,772)	$—	$(10,772)
Commodity derivative liabilities - non-current	—	(7,383)	—	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(625)	(625)
Total derivative liabilities	$—	$(18,155)	$(625)	$(18,780)

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Arrangements

The carrying amounts of the Company's cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Revolving Credit Facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. Since issuance of the 10% Senior Secured Lien Notes in December 2017, the Company's credit rating has not changed, bond yields for our credit rating has not changed significantly, and commodity prices, which impacts the fair value of our producing assets, have not changed significantly. Based on those factors, the Company believes the carrying value of the 10% Senior Secured Second Lien Notes are representative of their fair values as of March 31, 2018.

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

Note 7 – Property and equipment

Property and equipment is comprised of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Proved oil and natural gas properties	$521,320	$423,611
Unproved oil and natural gas properties	122,870	121,690
Land	406	406
Less: accumulated DD&A	(134,926)	(114,375)
Total oil and natural gas properties (successful efforts), net	509,670	431,332
Other property and equipment	4,702	4,345
Less: accumulated DD&A	(2,898)	(3,062)
Total other property and equipment	1,804	1,283
Total property and equipment, net	$511,474	$432,615

DD&A expense related to oil and natural gas properties was $20.6 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization expense related to other property and equipment was $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $56.7 million at March 31, 2018 and $57.2 million at December 31, 2017.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the three months ended March 31, 2018 is set forth below (in thousands):

Asset retirement obligations, beginning of period	$8,630
Additional liabilities incurred	1,307
Dispositions	—
Accretion expense	129
Liabilities settled upon plugging and abandoning wells	(23)
Revision of estimates	—
Asset retirement obligations, end of period	10,043
Less: current portion of asset retirement obligations	(86)
Long-term asset retirement obligations	$9,957

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	March 31, 2018	December 31, 2017

	(In thousands)
Accrued payroll	$3,076	$2,352
Royalties payable	7,070	3,903
Accrued lease operating expense	5,509	2,230
Contingent liability - White Wolf Acquisition	—	4,005
Preferred Stock dividends payable	3,192	937
Other	2,785	2,065
Total accrued liabilities and other	$21,632	$15,492

Note 10 – Long-term debt, net

The Company's long-term debt is comprised of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	79,602	—
Total debt	179,602	100,000
Debt issuance cost on Second Lien Notes, net	3,681	3,830
Discount on Second Lien Notes, net	2,855	2,971
Total debt issuance cost and discounts	6,536	6,801
Total long-term debt, net	$173,066	$93,199

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility

On March 28, 2018, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement will bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO Rate plus an applicable margin ranging from 2% to 3%. The Amended and Restated Credit Agreement amends and restates in its entirety the original Credit Agreement entered into on April 27, 2017 and amended on December 8, 2017. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility with a current borrowing base of $150 million. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extended to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The first scheduled redetermination date is August 1, 2018 and then beginning in 2019 each April 1 and October 1 thereafter. As of March 31, 2018, the Company had $79.6 million outstanding under the Amended and Restated Credit Agreement.

The amounts outstanding under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s oil and natural gas properties and associated assets and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Amended and Restated Credit Agreement. If an event of default occurs under the Amended and Restated Credit Agreement, JPMorgan Chase Bank, N.A. will have the right to proceed against the pledged capital stock and take control of substantially all of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors’ assets. There are currently no guarantors under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various affirmative and negative covenants. These covenants may limit Rosehill Operating’s ability to, among other things: incur additional indebtedness; make loans to others; make investments; enter into mergers; make or declare dividends or distributions; enter into commodity hedges exceeding a specified percentage of Rosehill Operating’s expected production; enter into interest rate hedges exceeding a specified percentage of Rosehill Operating’s outstanding indebtedness; incur liens; sell assets; and engage in certain other transactions without the prior consent of JPMorgan Chase Bank, N.A. and/or the Lenders.

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) commencing on March 31, 2018, a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement), of not less than 1.0 to 1.0; (2) (x) commencing on March 31, 2018, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Redeemable Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) commencing on March 31, 2018 for so long as the Series B Redeemable Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with all the financial covenants in the Amended and Restated Credit Agreement for the measurement period ended March 31, 2018.

Second Lien Notes

On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 (the “Second Lien Notes”) to EIG under and pursuant to the terms of that certain Note Purchase Agreement, dated as of December 8, 2017 (as amended by the Limited Consent and First Amendment to Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating, the Company, the holders of Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders (the “Agent”). The Second Lien Notes were issued and sold to the Holders in a private placement exempt from the registration requirements under the Securities Act (such issuance and sale, the “Notes Purchase”).

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00.

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

The Company is subject to certain limited restrictions under the Note Purchase Agreement, including (without limitation) a negative pledge with respect to its equity interests in Rosehill Operating and a contingent obligation to guarantee the Second Lien Notes upon request by the Holders in the event that the Company incurs debt obligations. The obligations of Rosehill Operating under the Note Purchase Agreement are secured on a second-lien basis by the same collateral that secures its first-lien obligations. In connection with the Notes Purchase, Rosehill Operating has granted first-lien and second-lien security interests over additional collateral to meet the minimum mortgage requirements under the Note Purchase Agreement.

The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended March 31, 2018.

Deferred Financing Costs and Debt discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.9 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The deferred financing costs related to the revolving credit facility are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company's deferred financing costs and debt discounts:

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands)
Revolving credit facility
Debt issuance costs	$1,547	$1,219
Accumulated amortization of debt issuance costs	—	(541)
Net deferred costs - Revolving credit facility	$1,547	$678

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(145)	(29)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(187)	(38)
Net deferred costs - Second Lien Notes	$6,536	$6,801
Total net deferred financing costs and debt discount	$8,083	$7,479

Note 11 – 10% Series B Redeemable Preferred Stock

On December 8, 2017, in connection with the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin (the "White Wolf Acquisition"), the Company entered into a Series B Redeemable Preferred Stock Purchase Agreement (the "Series B Preferred Stock Agreement") to issue 150,000 shares of the Company's 10.00% Series B Redeemable Preferred Stock (the "Series B Preferred Stock"), par value of $0.0001 per share, for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG Global Energy Partners, LLC (collectively, the "Series B Preferred Stock Purchasers"). The Company has the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, such holders are guaranteed a base return on the initial 150,000 shares purchased in an amount equal to (1) $1,250 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares prior to the first anniversary of the date of issuance of such share of Series B Preferred Stock; (2) $1,350 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares on or after the first anniversary and prior to the second anniversary of the date of issuance of such share of Series B Preferred Stock; and (3) on or after the second anniversary of the date of issuance of such share of Series B Preferred Stock, the greater of (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return ("IRR") (the "Base Return Amount") with respect to such shares of Series B Preferred Stock. Since the Series B Preferred Stock can be redeemed by the holders on or after December 23, 2023 and management has no plans to redeem before that date, the Company has accrued a guaranteed return amount in order to achieve the 16% IRR.

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

The Company reflected the following in mezzanine equity for the Series B Preferred Stock as of March 31, 2018:

	Series B Preferred Shares	Series B Preferred Stock	Guaranteed Return	Total
	(In thousands, except share data)
Total Series B Preferred Stock at December 31, 2017	150,626	$140,158	$710	$140,868
Return (16% IRR)	—	—	5,442	5,442
Dividends declared and payable in cash	—	—	(2,228)	(2,228)
Dividends declared and paid-in-kind	1,486	1,486	(1,486)	—
Accretion of discount - deemed dividend	—	291	—	291
Total Series B Preferred Stock at March 31, 2018	152,112	$141,935	$2,438	$144,373

Note 12 – Income Taxes

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act that impact the Company include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (5) imposing additional limits on future deductibility of interest expense and certain executive compensation.

The Company remeasured its deferred tax assets and liabilities at December 31, 2017 using the lower 21% rate, resulting in a decrease in net deferred tax assets and our valuation allowance. Aside from the reduction to the U.S. federal corporate income tax rate, the Tax Act is not expected to have a significant current impact to the Company. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations or assumptions, as well as additional regulatory guidance that may be issued. The Company has not made any further adjustments to its deferred tax assets and liabilities since recording the effects of the tax rate change during the year ended December 31, 2017.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's income tax provision was a benefit of $2.2 million and an expense of $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company's effective tax rate was 22% and 1.9% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate increase is primarily due to the Company becoming a corporation and being subject to U.S. federal income tax as a result of the Transaction in 2017. The effective tax rate differs from the enacted statutory rate of 21% and 35% for the three months ended March 31, 2018, primarily due to state income taxes, non-deductible instruments, and allocation of income to the noncontrolling interest holder Tema, and for the three months ended March 31, 2017, primarily due to the allocation of income to the noncontrolling interest holder, Tema.

As of March 31, 2018, the Company had approximately $20.7 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including net operating loss carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. As of March 31, 2018, we have a valuation allowance of $2.9 million. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years.

Upon closing the Transaction, the Company acquired a portion of the Rosehill Operating Common Units, and a deferred tax asset was recorded relating to the outside basis difference of its investment in Rosehill Operating for $5.7 million with an offsetting effect recorded in additional paid in capital. Due to uncertainties relating to the realization of the deferred tax asset, the Company recorded a full valuation allowance with an offsetting effect recorded in additional paid in capital. During the year ended December 31, 2017, the subsequent recognition of tax benefits resulted in a partial reduction of the valuation allowance of $1.5 million, with an offsetting effect recorded in additional paid in capital. Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), addresses company ownership changes and specifically limits the utilization of tax benefits generated prior to the Transaction following an ownership change. Upon closing of the Transaction, the Company believes it experienced an ownership change within the meaning of IRC Section 382, and recorded a valuation allowance of $0.2 million and an offsetting effect in additional paid in capital to fully offset these tax benefits.

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of March 31, 2018, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 through 2017.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2018, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax Receivable Agreement

In connection with the Transaction, the Company entered into a tax receivable agreement ("Tax Receivable Agreement") with the noncontrolling interest holder, Tema. The Tax Receivable Agreement provides that the Company will pay to Tema 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) in periods beginning with and after the closing of the Transaction as a result of the following: (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the cash consideration, the shares of Class B Common Stock and the Tema warrants, all in connection with the Transaction, and resulting from the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from a redemption by Rosehill Operating with respect to Tema and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of March 31, 2018, our preliminary estimate of the TRA liability resulting from the distribution of the Cash Consideration to Tema in connection with the Transaction was approximately $0.4 million. However, the Company has not been able to determine that future payments under the TRA are likely to occur and therefore has concluded that no recognizable TRA liability has been incurred. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, this liability may change. The Company does not anticipate it will realize cash savings on its 2018 tax return as a result of tax attributes arising from the Transaction, however, may record a liability in future periods if a payment under the Tax Receivable Agreement is anticipated for the 2018 tax year.

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

Note 13 – Stockholders’ Equity

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

Class F Common Stock. Upon the completion of the Transaction in April 2017, all of the outstanding Class F Common Stock (the "Founder Shares") were automatically converted into 3,475,665 shares of Class A common stock in connection with the Transaction. As used herein, unless the context otherwise requires, the “Founder Shares” are deemed to include the shares of Class A common stock issued upon conversion of the Founder Shares and such converted shares continue to be subject to certain transfer restrictions.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company contributed the net proceeds of $70.8 million from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants exercisable for shares of Class A Common Stock to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 of its Class A common shares to the PIPE Investors to consummate the Transaction. The net proceeds from the issuance of these preferred shares and warrants was attributed to the preferred stock, warrants and Class A shares contributed by the Sponsor issued to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A Common Stock and the closing price of the warrants on April 27, 2017.

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

Upon issuance of the Series A Preferred Stock in April 2017, the nondetachable conversion option embedded in the Series A Preferred Stock was evaluated pursuant to ASC 470-20 and the Company determined that a beneficial conversion feature existed as of the closing date of the Transaction. The beneficial conversion feature was recognized separately from the Series A Preferred Stock in the Company’s consolidated financial statements. The Company recognized in additional paid-in-capital, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion feature at the commitment date of $6.7 million. Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a non-cash deemed dividend on the date that the Series A Preferred Stock was issued. Future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company's Class A Common Stock on the dividend date, contain a beneficial conversion option determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to Rosehill Resources, Inc. common stockholders when such paid-in-kind preferred shares are granted.

The Company also ratably recognizes additional non-cash deemed dividends attributable to the Series A Preferred Stock discount which was created by the issuance of the warrants exercisable for shares of Class A Common Stock and the contribution of the Class A Common Stock, as the Series A Preferred Stock which was sold to the PIPE Investors is converted. Also, upon Series A Preferred Stock conversions, non-cash deemed dividends will be recognized and will reduce net income attributable to Rosehill Resources Inc, common stockholders.

The table below summarizes the Series A Preferred Stock dividends reflected in the Company's consolidated statements of operations for the three months ended March 31, 2018 (in thousands):

Series A Preferred Stock paid-in-kind	$964
Series A Preferred Stock paid in cash	964
Series A Preferred Stock dividends	$1,928

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2018, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50. All warrants will expire on April 27, 2022.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. On April 27, 2017, upon the closing of the Transaction, the Company’s noncontrolling interest percentage in Rosehill Operating, held by Tema, was approximately 84.0%. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The non-controlling interest will change when shares of Series A Preferred stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company's long-term incentive compensation plan and when Tema elects to exchange the Class B Common Stock received in connection with the transaction for shares of our Class A Common Stock. At March 31, 2018, Tema held an approximate 82.7% noncontrolling interest in Rosehill Operating.

Note 14 - Stock Based Compensation

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

Stock based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock based compensation is included in general and administrative expense on the Company's consolidated statement of operations. Stock based compensation for the three months ended March 31, 2018 was $1.5 million. We did not record any stock based compensation for the three months ended March 31, 2017. As of March 31, 2018, there were 5,640,077 shares of Class A Common Stock available for issuance under the LTIP, subject to adjustment pursuant to the plan.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table sets forth the restricted stock transactions for the three months ended March 31, 2018:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding - December 31, 2017	105,666	$7.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding - March 31, 2018	105,666	$7.95

As of March 31, 2018, there was $0.2 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

The following table sets forth time-based restricted stock unit transactions for the three months ended March 31, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	713,919	$9.88
Granted	501,333	6.60
Vested	—	—
Forfeited	—	—
Nonvested - March 31, 2018	1,215,252	$8.53

As of March 31, 2018, there was $8.4 million of unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.2 years.

Market Based Performance Restricted Stock Units

On March 26, 2018, the Company granted 432,973 target shares of market based performance awards at a fair value of $8.99 per share to certain employees. The market based performance awards cliff vest on December 31, 2020. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company's total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee of the Board of Directors. As of March 31, 2018, there was $3.9 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 1.4 years.

Cash-Settled Restricted Stock Units

On March 26, 2018, the Company granted to employees 92,222 shares of cash-settled restricted stock units. Cash-settled restricted stock units entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These restricted stock units grade vest over a three-year period. Cash-settled restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. At March 31, 2018, the fair value of each share of cash-settled restricted stock unit was $5.87.

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provides matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Matching contributions are immediately fully vested. The Company's matching contributions under the plan totaled $0.1 million and less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Note 15 – Transactions with Related Parties

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

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance, and (iii) office space to Gateway. Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance, and (iv) legal services. The TSA terminates on October 27, 2018, unless terminated or discontinued earlier in accordance with the terms and condition of the TSA. The amounts incurred for the three months ended March 31, 2018 and the amounts due from and payable to Tema at March 31, 2018 and December 31, 2017 were less than $0.1 million. The TSA was not effective for the three months ended March 31, 2017.

Gateway Gathering and Marketing (“Gateway”). A portion of Rosehill Operating’s oil, natural gas and NGLs is sold to Gateway, a subsidiary of Rosemore. For the three months ended March 31, 2018 and 2017, revenues from production sold to Gateway were approximately $51.5 million and $13.8 million, respectively. As of March 31, 2018 and December 31, 2017, the related receivable due from Gateway was approximately $28.6 million and $13.6 million, respectively. During the three months ended March 31, 2018 and 2017, approximately $0.3 million and $0.2 million, respectively was incurred related to a marketing and gathering agreement with Gateway. As of March 31, 2018, there was no payable due to Gateway related to this agreement and as of December 31, 2017, the payable due to Gateway related to this agreement was $0.2 million.

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cost Allocations. For periods prior to the Transaction, Tema allocated certain overhead costs associated with general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support departments related to Rosehill Operating. Also included in the cost allocations are costs associated with employees covered under Rosemore's defined benefit plan and long-term incentive compensation plan. Employees of Rosehill Operating no longer participate in either employee benefit plan. Overhead costs allocated were $1.5 million for the three months ended March 31, 2017 and there were no overhead costs allocated for the three months ended March 31, 2018. Where costs incurred related to Rosehill Operating’s assets in the periods prior to the Transaction could not be determined by specific identification, the costs were primarily allocated proportionately on a Boe basis. Management believes the allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had Rosehill Operating’s assets been a stand-alone company during the three months ended March 31, 2017.

Note 16 – Commitments and Contingencies

Commitments

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

ROSEHILL RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Matters. Environmental assessments and remediation efforts are conducted at multiple locations, primarily previously owned or operated facilities. Environmental and clean-up costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recorded no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically as additional or new information is available. Environmental assessments and remediation costs for the three months ended March 31, 2018 and 2017 did not have a material adverse effect on the financial condition, results of operations and cash flows.

Note 17 - Subsequent Events

On April 6, 2018, the Company's second amended and restated certificate of incorporation was amended to authorize an additional 155,000,000 shares of the Company's Class A Common Stock, par value $0.0001 per share, which increased the Company's authorized capital stock to include 250,000,000 shares of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Rosehill Resources,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Rosehill Resources Inc. and its subsidiaries, currently Rosehill Operating Company, LLC, and (ii) “Rosehill Operating” refer to Rosehill Operating Company, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 17.3%.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report on Form 10-K”), and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about

•
our ability to realize the anticipated benefits of the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin that was consummated on December 8, 2017 (the "White Wolf Acquisition");

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical

You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under Risk Factors in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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
We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 17.3% (or 82.7%) assuming the conversion of Rosehill Operating Series A preferred units into Rosehill Operating Common Units).

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	operating expenses on a per Barrel of oil equivalent (“Boe”);

•	cost of reserve additions from drilling operations; and

•	Adjusted EBITDAX as defined under "Non-GAAP Financial Measure".

Market conditions

The oil and natural gas industry is cyclical and commodity prices are highly volatile. Our industry is currently experiencing a recovery from a severe down cycle that began in late 2014 and which persisted through 2016. In the second half of 2014, oil prices began a rapid and significant decline as the global oil supply began to outpace demand. During 2015, 2016 and early 2017, the global oil supply continued to outpace demand, resulting in a sustained decline in realized prices for oil production. In general, this imbalance between supply and demand reflected the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including the efforts of Russia and Saudi Arabia to retain market share, combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. NGL prices generally correlate to the price of oil. Prices for domestic natural gas began to decline during the third quarter of 2014 and continued to be weak during 2015 through 2017. This decline is primarily due to an imbalance between supply and demand across North America. Due to these and other factors, commodity prices cannot be accurately predicted.

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months Ended March 31,
	2018	2017
Crude Oil (per Bbl)	$60.72	$48.63
Natural Gas (per Mcf)	$2.32	$2.89
NGLs (per Bbl)	$19.28	$19.01

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

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Oil sales	$5,155	$1,378
Natural gas sales	175	189
NGL sales	249	182
Total revenues	$5,579	$1,749

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

	Three Months Ended
	March 31,
Commodity Revenues: (1)(2)	2018	2017
Oil sales	93%	79%
Natural gas sales	3	11
NGL sales	4	10
	100%	100%

(1)	Percentage totals may not sum or recalculate due to rounding

(2)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three Months Ended March 31, 2018

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Oil (MBbls)	849	283
Natural gas (MMcf)	752	656
NGL (MBbls)	129	96
Total (MBoe)	1,103	489
Average net daily production (Boe/d)	12,256	5,430

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

Below is a summary of our open commodity derivative instrument positions for 2018 and beyond as of March 31, 2018:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	2,044,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.04	$53.59	$51.16	$50.42	$50.12
Natural Gas:
Notional volume (MMBtu)	2,880,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	210,000	420,000	—	—	—
Weighted average ceiling price ($/Bbl)	$58.25	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$55.00	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	240,000	—	—	—
Weighted average ceiling price ($/Bbl)	$—	$61.75	$—	$—	$—
Weighted average floor price ($/Bbl)	$—	$52.50	$—	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$42.50	$—	$—	$—

See Note 5 - Derivative Instruments in the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months Ended
	March 31,
	2018	2017	Change	Change %
	(In thousands)
Revenues:
Oil sales	$51,554	$13,783	$37,771	274%
Natural gas sales	1,745	1,894	(149)	(8)
NGL sales	2,487	1,824	663	36
Total revenues	$55,786	$17,501	$38,285	219%

Average sales price (1):
Oil (per Bbl)	$60.72	$48.63	$12.09	25%
Natural gas (per Mcf)	2.32	2.89	(0.57)	(20)
NGLs (per Bbl)	19.28	19.01	0.27	1
Total (per Boe)	$50.58	$35.81	$14.77	41%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$47.82	$39.71	$8.11	20%

Net Production:
Oil (MBbls)	849	283	566	200%
Natural gas (MMcf)	752	656	96	15
NGLs (MBbls)	129	96	33	34
Total (MBoe)	1,103	489	614	126%

Average daily net production volume:
Oil (Bbls/d)	9,433	3,149	6,284	200%
Natural gas (Mcf/d)	8,356	7,288	1,068	15
NGLs (Bbls/d)	1,433	1,066	367	34
Total (Boe/d)	12,256	5,430	6,826	126%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volumes and higher average sales prices. The increase in average sales price contributed approximately $9.9 million of the increase in total revenues and the increase in sales volume contributed approximately $28.4 million of the increase in total revenues. The increase in sales volume is primarily attributable to additional wells going into production in 2017 and 2018.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Change	Change %
	(In thousands, except price data)
Operating expenses:
Lease operating expenses	$8,885	$1,617	$7,268	449%
Production taxes	2,640	808	1,832	227
Gathering and transportation	712	726	(14)	(2)
Depreciation, depletion, amortization and accretion	20,809	8,231	12,578	153
Exploration costs	436	317	119	38
General and administrative, excluding stock based compensation	5,635	1,465	4,170	285
Stock based compensation	1,462	—	1,462	100
Transaction costs	—	1,094	(1,094)	(100)
(Gain) loss on sale of property and equipment	133	(11)	144	(1,309)
Total operating expenses	$40,712	$14,247	$26,465	186%
Operating expenses per Boe:
Lease operating expenses	$8.06	$3.31	$4.75	144%
Production taxes	2.39	1.65	0.74	45
Gathering and transportation	0.65	1.49	(0.84)	(56)
Depreciation, depletion, amortization and accretion	18.87	16.84	2.03	12
Exploration costs	0.40	0.65	(0.25)	(38)
General and administrative, excluding stock based compensation	5.11	3.00	2.11	70
Stock based compensation	1.33	—	1.33	100
Transaction costs	—	2.24	(2.24)	(100)
(Gain) loss on sale of property and equipment	0.12	(0.02)	0.14	(700)
Total operating expenses per Boe	$36.91	$29.16	$7.75	27%

Lease operating expenses (“LOE”). The increase in LOE was due to higher sales volumes and higher average LOE rate. The increase in average LOE per Boe contributed approximately $5.2 million of the increase in LOE and the increase in sales volume contributed approximately $2.1 million of the increase in LOE. The increase in sales volume is primarily attributable to additional wells going into production throughout 2017 and 2018. The increase to the LOE rate is primarily due to increases in water disposal costs and equipment rentals. We expect to continue incurring increased water disposal costs until we have installed infrastructure that allows us to reduce the costs we are incurring to haul water away.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 219% and production taxes increased by 227%. Production taxes as a percentage of total revenues were approximately 4.7% and 4.6% for the three months ended March 31, 2018 and 2017, respectively.

Gathering and transportation. Gathering and transportation expenses are primarily incurred with natural gas production. The decrease to gathering and transportation expenses decreased by approximately $1.0 million due to a decrease in gathering and transportation per Boe and increased by approximately $1.0 million due to an increase in sales volume. The gathering and transportation per Boe decreased due to the disposition of our Barnett Shale assets in the fourth quarter of 2017, which had higher gathering and transportation expenses per Boe.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months Ended
	March 31,
	2018	2017	Change	Change %
	(In thousands)
Components of DD&A
Depreciation, depletion, and amortization of oil and gas properties	$20,551	$8,066	$12,485	155%
Depreciation of other property and equipment	129	99	30	30
Accretion expense	129	66	63	95
	$20,809	$8,231	$12,578	153%

DD&A per MBoe
Depreciation, depletion, and amortization of oil and gas properties	$18.63	$16.49	$2.14	13%
Depreciation of other property and equipment	0.12	0.21	(0.09)	(43)
Accretion expense	0.12	0.14	(0.02)	(14)
Total DD&A per MBoe	$18.87	$16.84	$2.03	12%

DD&A for oil and gas properties increased by approximately $12.5 million due to an increase of approximately $10.1 million related to an increase in production and an increase of approximately $2.4 million due to an increase in DD&A rate.

Exploration costs. Exploration costs increased primarily due to an increase in geological and geophysical (“G&G”) hardware and software maintenance costs and other G&G related costs of $0.2 million. On a Boe basis, exploration costs increased due to the factors discussed above.

General and Administrative (“G&A”), excluding stock based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of approximately $1.7 million due to an increase in full-time headcount. Also, there was an increase of approximately $1.0 million for public company expenses such as board of director fees and expenses, public relations costs, filing fees, audit fees, and legal fees. Furthermore, we incurred an increase of approximately $0.7 million for consultants to assist with various corporate functions such as accounting and human resources. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. The remaining increase primarily relates to an increase in general corporate costs such as insurance, office leases, and employee costs.

Stock based compensation. In April 2017, the stockholders approved the Rosehill Resources Inc. Long-Term Incentive Plan and grants were made in 2017. There was no stock based compensation plan effective during the three months ended March 31, 2017.

Transaction costs. We incurred transaction expenses of $1.1 million during the three months ended March 31, 2017 related to the Transaction. We do not expect to incur such transaction expense from our normal operations going forward.

(Gain) loss on sale of property and equipment. The loss on sale of property and equipment primarily relates to the write-off of non-producing assets.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Change	Change %
	(In thousands)
Other (expense) income:
Interest expense, net	$(3,867)	$(543)	$(3,324)	612%
Gain (loss) on commodity derivative instruments, net	(21,285)	1,899	(23,184)	(1,221)
Other income (expense), net	132	(110)	242	(220)
Total other income (expense), net	$(25,020)	$1,246	$(26,266)	(2,108)%

Interest Expense. The increase was primarily due to interest incurred of $2.5 million on the issuance of $100 million aggregate principal amount of 10.00% Senior Secured Second Lien Notes issued on December 8, 2017. There was also an increase of $0.7 million to amortization of debt issuance costs related to the write-off of the unamortized debt issuance costs associated with our old revolving credit facility when we secured a new revolving credit facility in March 2018.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the instruments. The total net loss for three months ended March 31, 2018 is comprised of net losses of $3.0 million on cash settlements and net losses of $18.2 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended March 31, 2017 is comprised of net losses of $0.3 million on cash settlements and net gains of $2.2 million on marked-to-market adjustments on unsettled positions.

Capital Requirements and Sources of Liquidity

  Overview

Our development and acquisition activities require us to make significant operating and capital expenditures. Historically our primary sources of liquidity have been cash flows from operations, financing entered into in connection with the Transaction and the White Wolf Acquisition, proceeds from the sale of assets in the Barnett Shale and borrowings under our Amended and Restated Credit Agreement. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, and other liquidity requirements, through at least the next 12 months. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties, payments of operating and general and administrative costs, and interest payment on outstanding debt.

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our Amended and Restated Credit Agreement, the issuance of up to $50 million of additional Series B Preferred Stock and/or opportunistically accessing the capital markets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program.

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

Working Capital Analysis

We define working capital as current assets less current liabilities. At March 31, 2018 and December 31, 2017, we had working capital deficits of $63.1 million and $59.9 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $6.6 million and $20.7 million, at March 31, 2018 and December 31, 2017, respectively. The Company's borrowing base under its credit facility increased from $75 million to $150 million, effective March 28, 2018, with borrowings of $79.6 million outstanding at March 31, 2018. We expect that the pace of development activities, production volumes, commodity prices, and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$18,872	$8,758
Net cash used in investing activities	(114,114)	(8,201)
Net cash provided by (used in) financing activities	77,111	(2,275)
Net decrease in cash and cash equivalents	$(18,131)	$(1,718)

Operating Activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes, and associated changes in working capital. The increase in net cash provided by operating activities of $10.1 million was primarily due to an increase in production and realized prices increasing revenues $38.3 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 included $109.3 million attributable to the development of oil and natural gas properties and mineral leases and $4.0 million for the release of the escrow deposit for the White Wolf Acquisition. Net cash used in investing activities included $8.2 million attributable to the development of oil and natural gas properties and mineral leases for the three months ended March 31, 2017.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018 primarily consists of net borrowings $79.6 million under our revolving credit facilities partially offset by $1.6 million of debt issuance costs and $1.0 million of dividend payments. Net cash used in financing activities for the three months ended March 31, 2017 primarily consisted of a $2.3 million distribution to the parent.

Debt Agreements

Amended and Restated Credit Agreement. On March 28, 2018, Rosehill Operating and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and each of the lenders from time to time party thereto (collectively, the “Lenders”) entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) to refinance and replace Rosehill Operating’s previous credit facility with PNC Bank, National Association (the “Previous Credit Facility”).

Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s revolving line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. Rosehill Operating’s initial borrowing base is $150 million, which represents an increase of $75 million from the borrowing base in effect under the Previous Credit Facility. The first scheduled redetermination under the Amended and Restated Credit Agreement will occur on or about August 1, 2018 and, thereafter beginning in 2019, on or about April 1st and October 1st of each year. Rosehill Operating and the Lenders may each request an additional redetermination of the borrowing base once between two successive scheduled redeterminations. The borrowing base will be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiary’s disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Amended and Restated Credit Agreement may not exceed the borrowing base. The initial borrowing increase may be increased with the consent of all lenders. The senior secured revolving credit facility also does not permit Rosehill Operating to borrow funds if at the time of such borrowing, Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. The amounts outstanding under the senior secured revolving credit facility are secured by first priority liens on substantially all of Rosehill Operating’s oil and natural gas properties and associated assets and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the senior secured revolving credit facility. If an event of default occurs under the senior secured revolving credit facility, JPMorgan Chase Bank, N.A. will have the right to proceed against the pledged capital stock and take control of substantially all of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors’ assets. There are currently no guarantors under the senior secured revolving credit facility.

Borrowings under the Amended and Restated Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at LIBOR plus an applicable margin ranging from 2.00% to 3.00%. The Amended and Restated Credit Agreement will mature on August 31, 2022, with an automatic extension to the March 28, 2023 upon the payment in full of the Second Lien Notes if there is no event of default under the senior secured revolving credit facility during the time of such extension.

The Amended and Restated Credit Agreement contains various affirmative and negative covenants. These negative covenants may limit Rosehill Operating’s ability to, among other things: incur additional indebtedness; make loans to others; make investments; enter into mergers; make or declare dividends or distributions; enter into commodity hedges exceeding a specified percentage of Rosehill Operating’s expected production; enter into interest rate hedges exceeding a specified percentage of Rosehill Operating’s outstanding indebtedness; incur liens; sell assets; and engage in certain other transactions without the prior consent of JPMorgan Chase Bank, N.A. and/or lenders.

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain compliance with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement), of not less than 1.0 to 1.0,

•
a leverage ratio, which is the ratio of the sum of all of Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 (the calculation of which will be modified once the Second Lien Notes and the Series B Redeemable Preferred Stock are no longer outstanding), and

•
a coverage ratio, which is the ratio of EBITDAX to the sum of Interest Expense plus the aggregate amount of certain Restricted Payments (as such terms are defined in the Amended and Restated Credit Agreement) made during the preceding four fiscal quarters, of not less than 2.5 to 1.0 (such ratio expiring once the Series B Redeemable Preferred Stock are no longer outstanding).

We were in compliance with all of the financial ratios in the Amended and Restated Credit Agreement for the measurement period ended March 31, 2018.

For additional information regarding our Amended and Restated Credit Agreement, see Note 8 - Long-term Debt -Revolving Credit Facility in the Notes to the Consolidated Financial Statements.

Second Lien Notes. On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 (the “Second Lien Notes”) to EIG under and pursuant to the terms of that certain Note Purchase Agreement, dated as of December 8, 2017 (as amended by the Limited Consent and First Amendment to the Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating and us, the holders of the Second Lien Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders (the “Agent”).

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00.

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

Preferred Stock and Warrants

We are authorized to issue up to 1,000,000 shares of our preferred stock, of which 150,000 have been designated as Series A Preferred Stock and 210,000 have been designated as Series B Preferred Stock. On April 27, 2017, we issued 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (exercisable for shares of Class A Common Stock) in a private placement to certain qualified institutional buyers and accredited investors for net proceeds of $70.8 million. We issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and KLR Energy Sponsor, LLC in connection with the closing of the Transaction. See Note 2 - Summary of Significant Accounting Policies in the Condensed Consolidated Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our preferred stock and warrants issuance.

On December 8, 2017, in connection with the White Wolf Acquisition, we issued 150,000 shares of Series B Preferred Stock, par value of $0.0001 per share, to EIG (the "Series B Preferred Stock Purchasers") for an aggregate purchase price of $150.0 million, less transaction costs and up-front fees of approximately $10.0 million. The Company has the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in the aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s judgment. Our more significant policies and estimates include:

•	Successful efforts method of accounting for oil and natural gas activities

•	Impairment of oil and natural gas properties

•	Oil and natural gas reserve quantities

•	Revenue recognition

•	Commodity derivative instruments

•	Asset retirement obligations

This Quarterly Report on Form 10-Q should be read together with the discussion contained in our Annual Report on Form 10-K regarding these critical accounting policies. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Please refer to Note 2- Summary of Significant Accounting Policies and Recently Issued Accounting Standards in the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on us.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for oil, natural gas, and NGLs production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and we expect this volatility to occur in the future. The prices we receive for oil, natural gas, and NGLs production depend on numerous factors beyond our control.

To achieve a more predictable cash flow and reduce exposure to adverse fluctuations in commodity prices, we have historically used commodity derivative instruments, such as swaps, two-way costless collars, and three-way costless collars, to hedge price risk associated with a portion of our anticipated oil and natural gas production. By removing a significant portion of the price volatility associated with our oil and natural gas production, we mitigate, but do not eliminate, the potential negative effects of declines in benchmark oil and natural gas prices on our cash flow from operations for those periods. We are under no obligation to hedge a specific portion of our production. See more information on our derivative activity in Item 2 of Part II, specifically the information set forth under the caption "Derivative Activity".

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

Our hedging policy permits us to enter into derivative contracts with major financial institutions or major energy entities. Our derivative contracts are currently with major financial institutions as lenders under our Amended and Restated Credit Agreement. We have rights of offset against the borrowings under our Amended and Restated Credit Agreement.

Interest Rate Risk

As of March 31, 2018, we had $79.6 million outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 4.8%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBOR plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.8 million. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. We do not believe the results of any legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K under the heading “Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
10.1
Amended and Restated Credit Agreement, dated as of March 28, 2018, among Rosehill Operating Company, LLC, as borrower, Rosehill Resources Inc., as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto as lenders. (4)

10.2
First Amendment to Note Purchase Agreement, dated as of March 28, 2018, among Rosehill Operating Company, LLC, as issuer, Rosehill Resources Inc., each of the holders from time to time party thereto and U.S. Bank National Association, as agent and collateral agent for the holders. (4)

12.1*	Computation of the Ratio of Earnings to Fixed Charges and Fixed Charges and Preferred Dividends.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
 * Filed herewith
** Furnished herewith

(1) Incorporated by reference to the Company's Form 8-K, filed with the Commission on May 3, 2017
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on May 11, 2018.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 14, 2017.
(4) Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 29, 2018.

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

Date: May 14, 2018