Form 10-Q
period 2018-06-30
Rosehill Resources Inc.
filed 2018-08-14
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, 6,542,368 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,855	$20,677
Restricted cash	—	4,005
Accounts receivable	3,885	1,527
Accounts receivable, related parties	25,640	16,022
Derivative assets	5,330	—
Prepaid and other current assets	1,681	1,312
Total current assets	49,391	43,543
Property and equipment:
Oil and natural gas properties (successful efforts), net	582,608	431,332
Other property and equipment, net	2,472	1,283
Total property and equipment, net	585,080	432,615
Other assets, net	2,420	824
Deferred tax assets	17,400	—
Total assets	$654,291	$476,982
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,137	$31,868
Accounts payable, related parties	776	223
Derivative liabilities	25,069	10,772
Accrued liabilities and other	23,889	15,492
Accrued capital expenditures	28,074	45,045
Total current liabilities	114,945	103,400
Long-term liabilities:
Long-term debt, net	238,735	93,199
Asset retirement obligations, net of current portion	11,349	8,522
Derivative liabilities	27,930	8,008
Other	316	321
Total long-term liabilities	278,330	110,050
Total liabilities	393,275	213,450
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock, $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 153,630 and 150,626 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	147,941	140,868
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 99,647 and 97,698 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	82,609	80,660
Class A Common Stock; $0.0001 par value, 250,000,000 and 95,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively, and 6,542,368 and 6,222,299 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 shares issued and outstanding as of June 30, 2018 and December 31, 2017	3	3
Additional paid-in capital	30,630	29,946
Retained earnings	7,858	—
Total common stockholders’ equity	38,492	29,950
Noncontrolling interest	(8,026)	12,054
Total stockholders' equity	113,075	122,664
Total liabilities and stockholders’ equity	$654,291	$476,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$73,061	$11,246	$124,615	$25,029
Natural gas sales	2,308	1,817	4,053	3,711
Natural gas liquids sales	5,158	1,602	7,645	3,426
Total revenues	80,527	14,665	136,313	32,166
Operating expenses:
Lease operating expenses	11,225	1,918	20,110	3,535
Production taxes	3,841	659	6,481	1,467
Gathering and transportation	1,207	768	1,919	1,494
Depreciation, depletion, amortization and accretion	36,506	9,536	57,315	17,767
Exploration costs	1,875	457	2,311	774
General and administrative	7,930	2,204	15,027	3,669
Transaction costs	—	1,375	—	2,469
(Gain) loss on disposition of property and equipment	163	—	296	(11)
Total operating expenses	62,747	16,917	103,459	31,164
Operating income	17,780	(2,252)	32,854	1,002
Other income (expense):
Interest expense, net	(4,662)	(431)	(8,529)	(974)
Gain (loss) on commodity derivative instruments, net	(19,954)	1,303	(41,239)	3,202
Other income (expense), net	290	153	422	43
Total other income (expense), net	(24,326)	1,025	(49,346)	2,271
Loss before income taxes	(6,546)	(1,227)	(16,492)	3,273
Income tax expense (benefit)	(15,210)	187	(17,400)	273
Net income (loss)	8,664	(1,414)	908	3,000
Net income (loss) attributable to noncontrolling interest	(8,347)	(2,329)	(22,423)	(2,329)
Net income attributable to Rosehill Resources Inc. before preferred stock dividends	17,011	915	23,331	5,329
Series A Preferred Stock dividends and deemed dividends	1,968	8,072	3,897	8,072
Series B Preferred Stock dividends, deemed dividends, and return	5,844	—	11,576	—
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$9,199	$(7,157)	$7,858	$(2,743)
Earnings (loss) per common share:
Basic	$1.43	$(1.22)	$1.24	$(0.47)
Diluted	$(0.32)	$(1.22)	$(0.70)	$(0.47)
Weighted average common shares outstanding:
Basic	6,430	5,857	6,327	5,857
Diluted	36,238	5,857	36,135	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net income (loss)	—	—	—	—	—	—	—	23,331	23,331	(22,423)	908
Restricted stock issued	—	—	352,330	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(32,261)	—	—	—	(261)	—	(261)	—	(261)
Stock based compensation	—	—	—	—	—	—	3,288	—	3,288	—	3,288
Series A Preferred Stock dividends	1,949	1,949	—	—	—	—	—	(3,897)	(3,897)	—	(1,948)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	—	(11,576)	(11,576)	—	(11,576)
Impact of transactions affecting noncontrolling interest	—	—	—	—	—	—	(2,343)	—	(2,343)	2,343	—
Balance at June 30, 2018	99,647	$82,609	6,542,368	$1	29,807,692	$3	$30,630	$7,858	$38,492	$(8,026)	$113,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$908	$3,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	57,315	17,767
Deferred income taxes	(17,400)	273
Stock-based compensation	3,288	—
(Gain) loss on sale of fixed assets	296	(11)
(Gain) loss on derivative instruments	41,082	(2,827)
Net cash paid in settlement of derivative instruments	(12,194)	(458)
Amortization of debt issuance costs	1,319	130
Settlement of asset retirement obligations	(283)	(596)
Changes in operating assets and liabilities:
Increase in accounts receivable and accounts receivable, related parties	(11,976)	(726)
Increase in prepaid and other assets	(369)	(792)
Increase in accounts payable and accrued liabilities and other	12,056	1,359
Increase (decrease) in accounts payable, related parties	553	(236)
Net cash provided by operating activities	74,595	16,883
Cash flows from investing activities:
Additions to oil and natural gas properties	(204,275)	(38,745)
Acquisition of White Wolf	(4,005)	—
Acquisition of land and leasehold, royalty, and mineral interest	(14,725)	(6,500)
Additions to other property and equipment	(1,634)	(128)
Proceeds from sale of other property and equipment	—	47
Net cash used in investing activities	(224,639)	(45,326)
Cash flows from financing activities:
Proceeds from revolving credit facility	213,000	20,000
Repayment on revolving credit facility	(68,000)	(55,000)
Proceeds from issuance of Series A Preferred Stock and Warrants, net	—	95,000
Series A Preferred Stock issuance costs	—	(4,220)
Net proceeds from the Transaction	—	18,715
Distribution to noncontrolling interest	—	(40,487)
Distribution to Tema	—	(2,267)
Debt issuance costs	(2,380)	(659)
Dividends paid on preferred stock	(4,129)	—
Restricted stock used for tax withholdings	(261)	—
Payment on capital lease obligation	(13)	(15)
Net cash provided by financing activities	138,217	31,067
Net increase (decrease) in cash and cash equivalents	(11,827)	2,624
Cash, cash equivalents, and restricted cash, beginning of period	24,682	8,434
Cash, cash equivalents, and restricted cash, end of period	$12,855	$11,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures:
Cash paid for interest	$3,748	$148

Supplemental noncash activity:
Asset retirement obligations incurred	$2,793	$312
Changes in accrued capital expenditures	(16,971)	5,717
Changes in accounts payable for capital expenditures	3,161	—
Series A Preferred Stock dividends paid-in-kind	1,949	8,072
Series A Preferred Stock dividends declared and payable	984	—
Series B Preferred Stock dividends paid-in-kind	3,004	—
Series B Preferred Stock cash dividends declared and payable	2,275	—
Series B Preferred Stock return	3,438	—
Series B Preferred Stock deemed dividend	631	—

Reconciliation of cash, cash equivalents and restricted cash presented on the Condensed Consolidated Statement of Cash Flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$12,855	$20,677
Restricted cash	—	4,005
Total cash, cash equivalents and restricted cash	$12,855	$24,682

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

Transaction

On April 27, 2017, upon closing the Transaction, the Company acquired a portion of the common units of Rosehill Operating for (i) the contribution to Rosehill Operating by the Company of $35 million in cash (the “Cash Consideration”), excluding the working capital adjustment, and the issuance to Rosehill Operating by the Company of 29,807,692 shares of its Class B Common Stock, (ii) the assumption by Rosehill Operating of $55 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering net of redemptions of approximately $60.6 million. In connection with the closing of the Transaction, the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of the Company’s Class A Common Stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units (the “Rosehill warrants”). The Cash Consideration, estimated working capital adjustment, Tema warrants and shares of Class B Common Stock were immediately distributed to Tema. The working capital adjustment was originally estimated to be $5.6 million and was contributed to Rosehill Operating by the Company upon closing the Transaction. As of December 31, 2017, the final working capital adjustment of $2.4 million due to the Company from Tema was reflected as a reduction to the preliminary purchase price.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. Pursuant to the Transaction described above, the Company acquired approximately 16.4% of the Rosehill Operating Common Units, while Tema retained approximately 83.6% of the Rosehill Operating Common Units. As of June 30, 2018, the Company owns approximately 18.0% of the Rosehill Operating Common Units and Tema owns approximately 82.0% of the Rosehill Operating Common Units.

The Transaction was accounted for as a reverse recapitalization. As a result, the reports filed by the Company subsequent to the Transaction are prepared “as if” Rosehill Operating is the predecessor and legal successor to the Company. The historical operations of Rosehill Operating are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Rosehill Operating prior to the Transaction; (ii) the combined results of the Company and Rosehill Operating following the Transaction; (iii) the assets and liabilities of Rosehill Operating at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

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

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods.

Variable Interest Entities

Rosehill Operating is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. The Company consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s condensed consolidated financial statements. Although Tema had a larger ownership interest in Rosehill Operating, because it has disproportionately fewer voting rights, Tema is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion, see Noncontrolling Interest in Note 13 - Stockholders’ Equity.

Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Adopted in 2018

Equity-based Compensation. In May 2017, the FASB issued ASU 2017-09 – Compensation – Stock Compensation (Topic 718); Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 in the first quarter of 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2018.

Recently Issued Accounting Standards Not Yet Adopted

Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 31, 2019. The Company is an emerging growth company and is permitted to adopt this ASU among others on a private company timeline. ASU 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt these ASUs effective January 1, 2019. The Company continues to evaluate the expected disclosure requirements, changes to relevant business practices, accounting policies and control activities as a result of the adoption of the ASU and has not yet developed estimates of the quantitative impact to the Company's consolidated financial statements.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) (numerator):
Basic:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$9,199	$(7,157)	$7,858	$(2,743)
Diluted:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$9,199	$(7,157)	$7,858	$(2,743)
Add: Loss from conversion of Class B Common Stock	(20,898)	—	(33,122)	—
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$(11,699)	$(7,157)	$(25,264)	$(2,743)

Weighted average shares (denominator):
Weighted average shares – basic	6,430	5,857	6,327	5,857
Add: Dilutive effects of Class B Common Stock	29,808	—	29,808	—
Weighted average shares – diluted	36,238	5,857	36,135	5,857
Basic loss per share	$1.43	$(1.22)	$1.24	$(0.47)
Diluted loss per share	$(0.32)	$(1.22)	$(0.70)	$(0.47)

For the three months ended June 30, 2018, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock, and 0.2 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of the conversion was anti-dilutive. For the six months ended June 30, 2018, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.5 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock, and 0.1 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of the conversion was anti-dilutive.

For the three and six months ended June 30, 2017, the Company excluded 29.8 million shares of Class A Common Stock issuable upon conversion of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, and 8.3 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock from the computation of diluted earnings per share because the effect of the conversion was anti-dilutive.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	June 30, 2018		December 31, 2017
	Related Parties	Third-Parties	Related Parties	Third-Parties
	(In thousands)
Revenue receivable	$25,591	$3,011	$13,601	$1,153
Transaction purchase price settlement	—	—	2,381	—
Joint interest billings	35	840	20	83
Other	14	34	20	291
Accounts receivable	$25,640	$3,885	$16,022	$1,527

Note 5 – Derivative Instruments

Commodity derivatives. The Company enters into various derivative instruments primarily to mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. Oil and natural gas commodity derivative instruments are recorded on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. While commodity derivative instruments are utilized to manage the price risk attributable to expected oil and natural gas production, the Company’s commodity derivative instruments are not designated as accounting hedges under the accounting guidance. The related cash flow impact of the commodity derivative activities is reflected as cash flows from operating activities unless they are determined to have a significant financing element at inception, in which case they are classified within financing activities.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the condensed consolidated balance sheets:

	June 30, 2018
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$27,707	$(22,377)	$5,330
Commodity derivatives - non-current	25,760	(25,760)	—
Total assets	$53,467	$(48,137)	$5,330

Liabilities
Commodity derivatives - current	$(47,446)	$22,377	$(25,069)
Commodity derivatives - non-current	(53,222)	25,760	(27,462)
Series B Preferred Stock bifurcated derivative - non-current	(468)	—	(468)
Total liabilities	$(101,136)	$48,137	$(52,999)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

	December 31, 2017
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$1,079	$(1,079)	$—
Commodity derivatives - non-current	120	(120)	—
Total assets	$1,199	$(1,199)	$—

Liabilities
Commodity derivatives - current	$(11,851)	$1,079	$(10,772)
Commodity derivatives - non-current	(7,503)	120	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	(625)	—	(625)
Total liabilities	$(19,979)	$1,199	$(18,780)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2018, the open commodity derivative positions with respect to future production were as follows:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	1,438,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.37	$53.59	$51.16	$50.42	$50.12
Natural gas:
Notional volume (MMBtu)	1,920,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	333,000	601,000	—	—	—
Weighted average ceiling price ($/Bbl)	$61.01	$61.30	$—	$—	$—
Weighted average floor price ($/Bbl)	$57.30	$55.21	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	883,000	2,562,000	—	—
Weighted average ceiling price ($/Bbl)	$—	$67.42	$67.80	$—	$—
Weighted average floor price ($/Bbl)	$—	$55.88	$56.79	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$45.88	$46.79	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	1,840,000	3,160,000	3,513,600	—	—
Weighted average fixed price ($/Bbl)	$(4.95)	$(4.09)	$(1.43)	$—	$—

Argus WTI roll:
Notional volume (Bbls)	1,530,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$1.14	$—	$—	$—	$—

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2018 and 2017, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Realized gain (loss) on derivatives
Commodity derivative options	$—	$—	$19	$154
Commodity derivative swaps	(9,151)	(15)	(12,213)	(463)
Total	(9,151)	(15)	(12,194)	(309)
Interest rate swap	—	1	—	(149)
Total realized gain (loss) on derivatives	$(9,151)	$(14)	$(12,194)	$(458)

Unrealized gain (loss) on derivatives
Commodity derivative options	$1,795	$143	$(14,165)	$305
Commodity derivative swaps	(12,598)	1,175	(14,880)	3,206
Total	(10,803)	1,318	(29,045)	3,511
Interest rate swap	—	(226)	$—	$(226)
Series B Preferred Stock bifurcated derivative	57	—	157	—
Total unrealized gain (loss) on derivatives	$(10,746)	$1,092	$(28,888)	$3,285

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Other income (expense)” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swap are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Derivative assets (liabilities)
Derivative assets - current	$5,330	$—
Derivative liabilities - current	(25,069)	(10,772)
Derivative liabilities - non-current	(27,930)	(8,008)
Total derivative liabilities, net	$(47,669)	$(18,780)

Derivative assets and liabilities primarily represent unsettled amounts related to commodity derivative positions, including swaps and options. Derivative liabilities also include the Series B Preferred Stock bifurcated derivative for the various redemption amounts that the Company could incur if a change of control event occurs. The Company utilizes Level 3 assumptions to estimate the probability of a change in control occurring and when that would occur as the timing impacts the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The change in fair value to the Series B Preferred Stock bifurcated derivative for the period is recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations.

The tables below set forth by level within the fair value hierarchy represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$5,330	$—	$5,330
Total derivative assets	$—	$5,330	$—	$5,330

Derivative liabilities
Commodity derivative liabilities - current	$—	$(25,069)	$—	$(25,069)
Commodity derivative liabilities - non-current	—	(27,462)	—	(27,462)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(468)	(468)
Total derivative liabilities	$—	$(52,531)	$(468)	$(52,999)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative liabilities
Commodity derivative liabilities - current	$—	$(10,772)	$—	$(10,772)
Commodity derivative liabilities - non-current	—	(7,383)	—	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(625)	(625)
Total derivative liabilities	$—	$(18,155)	$(625)	$(18,780)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the six months ended June 30, 2018.

Beginning Balance	$625
(Gains) losses reported in earnings	(157)
(Gains) losses reported in other comprehensive income	—
Purchases, sales, issues, and settlements	—
Transfers in (out) of level 3	—
Ending Balance	$468

Financing Arrangements

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Revolving Credit Facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. Since issuance of the 10% Senior Secured Second Lien Notes in December 2017, the Company’s credit rating has not changed, bond yields for its credit rating has not changed significantly, and commodity prices, which impacts the fair value of its producing assets, have not changed significantly. Based on those factors, the Company believes the carrying value of the 10% Senior Secured Second Lien Notes are representative of their fair values as of June 30, 2018.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property and equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Proved oil and natural gas properties	$620,793	$423,611
Unproved oil and natural gas properties	131,934	121,690
Land	971	406
Less: accumulated DD&A	(171,090)	(114,375)
Total oil and natural gas properties (successful efforts), net	582,608	431,332
Other property and equipment	5,559	4,345
Less: accumulated DD&A	(3,087)	(3,062)
Total other property and equipment	2,472	1,283
Total property and equipment, net	$585,080	$432,615

DD&A expense related to oil and natural gas properties was $36.2 million and $9.4 million for the three months ended June 30, 2018 and 2017, respectively, and $56.7 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense related to other property and equipment was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. No impairment charges related to proved or unproved oil and natural gas properties were recorded for the three or six months ended June 30, 2018 and 2017. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $62.4 million at June 30, 2018 and $57.2 million at December 31, 2017.

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the three months ended June 30, 2018 is set forth below (in thousands):

Asset retirement obligations, beginning of period	$8,630
Additional liabilities incurred	2,793
Dispositions	—
Accretion expense	282
Liabilities settled upon plugging and abandoning wells	(283)
Revision of estimates	178
Asset retirement obligations, end of period	11,600
Less: current portion of asset retirement obligations	(251)
Long-term asset retirement obligations	$11,349

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accrued payroll	$2,340	$2,352
Royalties payable	8,095	3,903
Accrued lease operating expense	3,978	2,230
Contingent liability - White Wolf Acquisition	—	4,005
Preferred Stock dividends payable	3,259	937
Accrued interest expense	4,102	639
Other	2,115	1,426
Total accrued liabilities and other	$23,889	$15,492

Note 10 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	145,000	—
Total debt	245,000	100,000
Debt issuance cost on Second Lien Notes, net	3,528	3,830
Discount on Second Lien Notes, net	2,737	2,971
Total debt issuance cost and discounts	6,265	6,801
Total long-term debt, net	$238,735	$93,199

Revolving Credit Facility

On March 28, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement will bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO Rate plus an applicable margin ranging from 2% to 3%. As of June 30, 2018, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 4.9%. The Amended and Restated Credit Agreement amends and restates in its entirety the original Credit Agreement entered into on April 27, 2017 and amended on December 8, 2017. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility with an initial borrowing base of $150 million. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The first redetermination date occurred on June 29, 2018, increasing the borrowing base from $150 million to $210 million. Beginning in 2019, redeterminations will occur on April 1 and October 1. As of June 30, 2018, the Company had $145.0 million outstanding under the Amended and Restated Credit Agreement.

The amounts outstanding under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s oil and natural gas properties and associated assets and all of the stock of Rosehill Operating’s material

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) commencing on March 31, 2018, a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement), of not less than 1.0 to 1.0; (2) (x) commencing on March 31, 2018, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Redeemable Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) commencing on March 31, 2018 for so long as the Series B Redeemable Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with all the financial covenants in the Amended and Restated Credit Agreement for the measurement period ended June 30, 2018.

Second Lien Notes

On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 (the “Second Lien Notes”) to EIG under and pursuant to the terms of that certain Note Purchase Agreement, dated as of December 8, 2017 (as amended by the Limited Consent and First Amendment to Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating, the Company, the holders of the Second Lien Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders (the “Agent”). The Second Lien Notes were issued and sold to the Holders in a private placement exempt from the registration requirements under the Securities Act (such issuance and sale, the “Notes Purchase”).

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended June 30, 2018.

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.4 million and less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The deferred financing costs related to the revolving credit facility are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

	June 30,	December 31,
	2018	2017
	(In thousands)
Revolving credit facility
Debt issuance costs	$2,245	$1,219
Accumulated amortization of debt issuance costs	(105)	(541)
Net deferred costs - Revolving credit facility	$2,140	$678

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(263)	(29)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(340)	(38)
Net deferred costs - Second Lien Notes	$6,265	$6,801
Total deferred financing costs and debt discount, net	$8,405	$7,479

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – 10% Series B Redeemable Preferred Stock

On December 8, 2017, in connection with the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin (the “White Wolf Acquisition”), the Company entered into a Series B Redeemable Preferred Stock Purchase Agreement (the “Series B Preferred Stock Agreement”) to issue 150,000 shares of the Company’s 10.00% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $0.0001 per share, for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG Global Energy Partners, LLC (collectively, the “Series B Preferred Stock Purchasers”). The Company has the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

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

The shares of Series B Preferred Stock are redeemable by the Company at the election of the holders on or after December 8, 2023, and upon certain conditions, and at any time at the Company’s option. As the holders of Series B Preferred Stock have an option to redeem the Series B Preferred Stock at a future date, the proceeds from the Series B Preferred Stock have been included in temporary, or “mezzanine” equity, between total liabilities and stockholders’ equity on the Condensed Consolidated Balance sheets.  The Series B Preferred Stock, while not currently redeemable at the option of the holders, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated redemption date of December 8, 2023 when the Series B Preferred Stock is redeemable in whole or in part at the election of the holders of Series B Preferred Stock. The accretion is presented as a deemed dividend and recorded in mezzanine equity on the Condensed Consolidated Balance Sheets and within preferred dividends on the Condensed Consolidated Statements of Operations.

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, such holders are guaranteed a base return on the initial 150,000 shares purchased in an amount equal to (1) $1,250 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares prior to the first anniversary of the date of issuance of such share of Series B Preferred Stock; (2) $1,350 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares on or after the first anniversary and prior to the second anniversary of the date of issuance of such share of Series B Preferred Stock; and (3) on or after the second anniversary of the date of issuance of such share of Series B Preferred Stock, the greater of (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return (“IRR”) (the “Base Return Amount”) with respect to such shares of Series B Preferred Stock. Since the Series B Preferred Stock can be redeemed by the holders on or after December 23, 2023 and management has no plans to redeem before that date, the Company has accrued a guaranteed return amount in order to achieve the 16% IRR.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company reflected the following in mezzanine equity for the Series B Preferred Stock as of June 30, 2018:

	Series B Preferred Shares	Series B Preferred Stock	Guaranteed Return	Total
	(In thousands, except share data)
December 31, 2017	150,626	$140,158	$710	$140,868
Return (16% IRR)	—	—	10,945	10,945
Dividends declared and paid or payable in cash	—	—	(4,503)	(4,503)
Dividends declared and paid-in-kind	3,004	3,004	(3,004)	—
Accretion of discount - deemed dividend	—	631	—	631
June 30, 2018	153,630	$143,793	$4,148	$147,941

Note 12 – Income Taxes

In 2017, the Company became the sole managing member of Rosehill Operating, the Company’s accounting predecessor. Rosehill Operating is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income tax. Any taxable income or loss generated by Rosehill Operating is passed through to and included in the taxable income or loss of its members, including the Company. The Company is a C corporation and is subject to U.S. federal income tax and state and local income taxes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act that impact the Company include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), (4) reducing the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income and (5) imposing additional limits on future deductibility of interest expense and certain executive compensation.

The Company remeasured its deferred tax assets and liabilities at December 31, 2017 using the lower 21% rate, resulting in a decrease in net deferred tax assets and its valuation allowance. Aside from the reduction to the U.S. federal corporate income tax rate, the Tax Act is not expected to have a significant current impact to the Company. The ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in interpretations or assumptions, as well as additional regulatory guidance that may be issued. The Company has not made any further adjustments to its deferred tax assets and liabilities since recording the effects of the tax rate change during the year ended December 31, 2017.

The Company’s income tax provision was a benefit of $15.2 million and an expense of $0.2 million for the three months ended June 30, 2018 and 2017, respectively and a benefit of $17.4 million and an expense of $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was 232% and 106% for the three and six months ended June 30, 2018, respectively. The effective tax rate differs from the enacted statutory rate of 21% for the three and six months ended June 30, 2018 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement, and the impact of state income taxes.

As of June 30, 2018, the Company had approximately $29.3 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including net operating loss carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. As of June 30, 2018, we have a valuation allowance of $2.9 million. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years.

Upon closing the Transaction, the Company acquired a portion of the Rosehill Operating Common Units, and a deferred tax asset was recorded relating to the outside basis difference of its investment in Rosehill Operating for $5.7 million with an offsetting

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effect recorded in additional paid in capital. Due to uncertainties relating to the realization of the deferred tax asset, the Company recorded a full valuation allowance with an offsetting effect recorded in additional paid in capital. During the year ended December 31, 2017, the subsequent recognition of tax benefits resulted in a partial reduction of the valuation allowance of $1.5 million, with an offsetting effect recorded in additional paid in capital. Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), addresses company ownership changes and specifically limits the utilization of tax benefits generated prior to the Transaction following an ownership change. Upon closing of the Transaction, the Company believes it experienced an ownership change within the meaning of IRC Section 382 and recorded a valuation allowance of $0.2 million and an offsetting effect in additional paid in capital to fully offset these tax benefits.

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of June 30, 2018, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 through 2017.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2018, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax Receivable Agreement

In connection with the Transaction, the Company entered into a tax receivable agreement (“Tax Receivable Agreement”) with the noncontrolling interest holder, Tema. The Tax Receivable Agreement provides that the Company will pay to Tema 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) in periods beginning with and after the closing of the Transaction as a result of the following: (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of the cash consideration, the shares of Class B Common Stock and the Tema warrants, all in connection with the Transaction, and resulting from the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from a redemption by Rosehill Operating with respect to Tema and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of June 30, 2018, the Company’s preliminary estimate of the TRA liability resulting from the distribution of the Cash Consideration to Tema in connection with the Transaction was approximately $57.5 million. However, the Company has not been able to determine that future payments under the TRA are likely to occur and therefore has concluded that no recognizable TRA liability has been incurred. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, this liability may change. The Company does not anticipate it will realize cash savings on its 2018 tax return as a result of tax attributes arising from the Transaction, however, may record a liability in future periods if a payment under the Tax Receivable Agreement is anticipated for the 2018 tax year.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Stockholders’ Equity

Class A Common Stock. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Additionally, the Sponsor and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, restrictions on the transfer of (i) 33% of their common stock through the first anniversary of the closing date of the Transaction, which restrictions lapsed on April 27, 2018, and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share will be permitted between the first and second anniversaries of the closing date of the Transaction. Further, in connection with underwritten offerings by the Sponsor and Tema, and subject to certain conditions, sales of common stock at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share will be permitted.

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

 Holders of Class B Common Stock, generally have the right to cause the Company to redeem all or a portion of their stock in exchange for shares of the Company’s Class A Common Stock on a one-to-one basis or, at the Company’s option, an equivalent amount of cash. The Company may, however, at its option, affect a direct exchange of cash or Class A Common Stock for such Rosehill Operating common units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating common units, a corresponding number of shares of Class B Common Stock will be canceled.

In the Transaction, the Company issued to Rosehill Operating 29,807,692 shares of its Class B Common Stock and 4,000,000 warrants exercisable for shares of its Class A Common Stock in exchange for 4,000,000 warrants exercisable for Rosehill Operating common units. Rosehill Operating immediately distributed the warrants and shares of Class B Common Stock to Tema.

Class F Common Stock. Upon the completion of the Transaction in April 2017, all of the outstanding Class F Common Stock (the “Founder Shares”) were automatically converted into 3,475,665 shares of Class A Common Stock in connection with the Transaction. As used herein, unless the context otherwise requires, the “Founder Shares” are deemed to include the shares of Class A Common Stock issued upon conversion of the Founder Shares and such converted shares continue to be subject to certain transfer restrictions.

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

The Company contributed the net proceeds of $70.8 million from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants exercisable for shares of Class A Common Stock to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 shares of its Class A Common Stock to the PIPE Investors to consummate the Transaction. The net proceeds from the issuance of these preferred shares and warrants was attributed to the preferred stock, warrants and Class A Common Stock contributed by the Sponsor issued to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A Common Stock and the closing price of the warrants on April 27, 2017.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Upon issuance of the Series A Preferred Stock in April 2017, the nondetachable conversion option embedded in the Series A Preferred Stock was evaluated pursuant to ASC 470-20 and the Company determined that a beneficial conversion feature existed as of the closing date of the Transaction. The beneficial conversion feature was recognized separately from the Series A Preferred Stock in the Company’s consolidated financial statements. The Company recognized in additional paid-in-capital, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion feature at the commitment date of $6.7 million. Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a non-cash deemed dividend on the date that the Series A Preferred Stock was issued. Future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company’s Class A Common Stock on the dividend date, contain a beneficial conversion option determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to Rosehill Resources, Inc. common stockholders when such paid-in-kind preferred shares are granted.

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

The table below summarizes the Series A Preferred Stock dividends reflected in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 (in thousands):

Series A Preferred Stock paid-in-kind	$1,949
Series A Preferred Stock paid or payable in cash	1,948
Series A Preferred Stock dividends	$3,897

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment pursuant the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017, upon the completion of the Transaction, and will expire on April 27, 2022. The Company may call the warrants for redemption if the reported last sale price of the Class A Common Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

As of June 30, 2018, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50. All warrants expire on April 27, 2022.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. On April 27, 2017, upon the closing of the Transaction, the Company’s noncontrolling interest percentage in Rosehill Operating, held by Tema, was approximately 83.6%. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change when shares of Series A Preferred stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s long-term incentive compensation plan and when Tema elects to exchange the

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Class B Common Stock received in connection with the transaction for shares of Class A Common Stock. At June 30, 2018, Tema held an approximate 82.0% noncontrolling interest in Rosehill Operating.

Note 14 - Stock Based Compensation

Long-Term Incentive Plan

On May 22, 2018 at the Company’s annual meeting of stockholders, the stockholders of the Company approved an amendment and restatement of the Rosehill Resources Inc. Long-Term Incentive Plan (as amended and restated, the “LTIP”). The purpose of the amendment and restatement was to revise the definition of “Change in Control” included in the LTIP and to remove certain tax provisions that are no longer applicable following the repeal of the “qualified performance-based compensation” exception to the Section 162(m) deduction limitation by the Tax Cuts and Jobs Act. The LTIP permits the grant of a number of different types of equity, equity-based, and cash awards to employees, directors and consultants, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), in its sole discretion. At the plan’s inception, 7,500,000 shares of Class A Common Stock were reserved for issuance under the LTIP.

As of June 30, 2018, the Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statement of Operations. The stock based compensation expense recognized for the three and six month periods ended June 30, 2018 was $1.8 million and $3.3 million, respectively. The Company did not record any stock based compensation for the three and six months ended June 30, 2017. As of June 30, 2018, 5,574,352 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan.

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the six months ended June 30, 2018:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding - December 31, 2017	105,666	$7.95
Granted	114,360	7.25
Vested	—	—
Forfeited	—	—
Outstanding - June 30, 2018	220,026	$7.59

As of June 30, 2018, there was $0.8 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.8 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Settled Time-Based Restricted Stock Units

Stock-settled restricted stock units entitle the holder to receive one share of Class A Common Stock for each unit when the unit vests. These restricted stock units vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the six months ended June 30, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	713,939	$9.88
Granted	509,366	6.61
Vested	(237,970)	9.88
Forfeited	(20,886)	8.30
Nonvested - June 30, 2018	964,449	$8.18

As of June 30, 2018, there was $7.2 million of unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

Market Based Performance Share Units

On March 26, 2018, the Company granted a target number of 432,973 market based performance share units at a fair value of $8.99 per share to certain employees. The market based performance share units cliff vest on December 31, 2020 and will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the six months ended June 30, 2018:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	—	$—
Granted	432,973	8.99
Vested	—	—
Forfeited	(5,021)	8.99
Nonvested - June 30, 2018	427,952	$8.99

The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The following assumptions were used to value the market based performance awards:

Expected volatility	89.5%
Risk-free interest rate	2.4%
Dividend yield	—%
Expected life (years)	2.77

As of June 30, 2018, there was $3.5 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash-Settled Restricted Stock Units

During the six months ended June 30, 2018, the Company granted to employees 98,743 shares of cash-settled restricted stock units. Cash-settled restricted stock units entitle the holder to receive the cash equivalent of one share of common stock for each unit when the unit vests. These restricted stock units grade vest over a three-year period. Cash-settled restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock based compensation expense for cash-settled restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the six months ended June 30, 2018:

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	—	$—
Granted	98,743	6.62
Vested	—	—
Forfeited	(5,021)	6.60
Nonvested - June 30, 2018	93,722	$6.62

As of June 30, 2018, the Company had a liability for cash-settled restricted stock units of $0.1 million based on a closing price of $8.12 on June 29, 2018. As of June 30, 2018, there was $0.7 million of unrecognized compensation cost related to shares of cash-settled restricted stock units which is expected to be recognized over a weighted average period of 2.7 years.

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provides matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.1 million and less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Rosemore. Rosemore provided employee benefits and other administrative services to Rosehill Operating. During the three and six months ended June 30, 2017, Rosemore incurred and Tema billed to Rosehill Operating approximately $1.4 million and $2.8 million, respectively, related to these services. Amounts incurred prior to the Transaction have been allocated to Rosehill Operating on the Condensed Consolidated Statements of Operations – see “Cost Allocations” below. The costs incurred by Rosemore subsequent to the Transaction were billed to Rosehill Operating via the Transition Services Agreement (discussed under Transaction Service Agreement below) between Rosehill Operating and Tema. Rosehill Operating did not incur charges related to these services during the three and six months ended June 30, 2018.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The TSA terminates on October 27, 2018, unless terminated or discontinued earlier in accordance with the terms and condition of the TSA. Rosehill Operating did not incur significant costs related to the TSA for the three and six months ended June 30, 2018. During the six months ended June 30, 2017, the Company incurred costs of $0.4 million related to services provided by Tema under the TSA. The amounts due from and payable to Tema at June 30, 2018 and December 31, 2017 were less than $0.1 million.

Gateway Gathering and Marketing (“Gateway”). A portion of Rosehill Operating’s oil, natural gas and NGLs are sold to Gateway, a subsidiary of Rosemore. For the three months ended June 30, 2018 and 2017, revenues from production sold to Gateway were approximately $73.0 million and $11.0 million, respectively and $124.5 million and $24.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the related receivable due from Gateway was approximately $25.6 million and $13.6 million, respectively. For the three months ended June 30, 2018 and 2017, approximately $1.3 million and $0.3 million, respectively and $1.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, was incurred related to a marketing and gathering agreement with Gateway. As of June 30, 2018, there was $0.8 million due to Gateway related to this agreement and as of December 31, 2017, the payable due to Gateway related to this agreement was $0.2 million.

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

Cost Allocations. For periods prior to the Transaction, Tema allocated certain overhead costs associated with general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support departments related to Rosehill Operating. Also included in the cost allocations are costs associated with employees covered under Rosemore’s defined benefit plan and long-term incentive compensation plan. Employees of Rosehill Operating no longer participate in either employee benefit plan. Overhead costs allocated were $1.5 million for the six months ended June 30, 2017, all of which costs were related to the three months ended March 31, 2017. There were no overhead costs allocated subsequent to the Transaction. Where costs incurred related to Rosehill Operating’s assets in the periods prior to the Transaction could not be determined by specific identification, the costs were primarily allocated proportionately on a Boe basis. Management believes the allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had Rosehill Operating’s assets been a stand-alone company during the three months ended March 31, 2017.

Note 16 – Commitments and Contingencies

Commitments

Rights of Securities Holders. The holders of the Founder Shares, the Series A Preferred Stock, the Private Placement Warrants and unregistered Class A Common Stock are entitled to registration rights pursuant to certain agreements of the Company. In May 2017, the Company filed a registration statement registering the Founder Shares, the Series A Preferred Stock (and any shares of common stock issuable upon conversion of the Series A Preferred Stock), the Private Placement Warrants (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants), the unregistered Class A Common Stock and the shares of common stock issuable upon exercise of the outstanding Public Warrants. The registration statement has been effective since June 19, 2017.

Rosehill Operating Common Unit Redemption Right. The LLC Agreement provides Tema with a redemption right, which entitles Tema to cause Rosehill Operating to redeem, from time to time, all or a portion of its Rosehill Operating Common Units

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Matters. Environmental assessments and remediation efforts are conducted at multiple locations, primarily previously owned or operated facilities. Environmental and clean-up costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recorded no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically as additional or new information is available. Environmental assessments and remediation costs for the three or six months ended June 30, 2018 and 2017 did not have a material adverse effect on the financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Rosehill Resources,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Rosehill Resources Inc. and its subsidiaries, currently Rosehill Operating Company, LLC, and (ii) “Rosehill Operating” refer to Rosehill Operating Company, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 18.0%.

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

Forward-looking statements may include statements about:

•
our ability to realize the anticipated benefits of the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin that was consummated on December 8, 2017 (the “White Wolf Acquisition”);

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
We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 18.0% (or 33.8%) assuming the conversion of Rosehill Operating Series A preferred units into Rosehill Operating Common Units).

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	operating expenses on a per Barrel of oil equivalent (“Boe”);

•	cost of reserve additions from drilling operations; and

•	Adjusted EBITDAX as defined under “Non-GAAP Financial Measure”.

Market Conditions

The oil and natural gas industry is cyclical and commodity prices are highly volatile. Our industry is currently experiencing a recovery from a severe down cycle that began in late 2014 and which persisted through 2016. In the second half of 2014, oil prices began a rapid and significant decline as the global oil supply began to outpace demand. During 2015, 2016 and early 2017, the global oil supply continued to outpace demand, resulting in a sustained decline in realized prices for oil production. In general, this imbalance between supply and demand reflected the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including the efforts of Russia and Saudi Arabia to retain market share, combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. NGL prices generally correlate to the price of oil. Prices for domestic natural gas began to decline during the third quarter of 2014 and continued to be weak during 2015 through 2017. This decline was primarily due to an imbalance between supply and demand across North America. Thus far into 2018, commodity prices have improved, yet remain volatile, and it is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory supply levels, weather conditions, geopolitical and other factors. Due to these and other factors, commodity prices cannot be accurately predicted.

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Crude Oil (per Bbl)	$60.18	$44.45	$60.40	$46.70
Natural Gas (per Mcf)	$1.68	$2.59	$1.91	$2.73
NGLs (per Bbl)	$22.04	$14.70	$21.06	$16.71

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

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Oil sales	$7,306	$1,125	$12,462	$2,503
Natural gas sales	231	182	405	371
NGL sales	516	160	765	343
Total revenues	$8,053	$1,467	$13,632	$3,217

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Commodity Revenues: (1)(2)	2018	2017	2018	2017
Oil sales	91%	77%	91%	78%
Natural gas sales	3	12	3	11
NGL sales	6	11	6	11
	100%	100%	100%	100%

(1)	Percentage totals may not sum or recalculate due to rounding

(2)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three and Six Months Ended June 30, 2018 and 2017

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Oil (MBbls)	1,214	253	2,063	536
Natural gas (MMcf)	1,375	701	2,127	1,357
NGL (MBbls)	234	109	363	205
Total (MBoe)	1,677	478	2,781	967
Average net daily production (Boe/d)	18,429	5,258	15,365	5,343

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

We had a net current liability of $19.7 million and a long-term liability of $27.5 million related to the following open commodity derivative instrument positions as of June 30, 2018:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	1,438,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.37	$53.59	$51.16	$50.42	$50.12
Natural gas:
Notional volume (MMBtu)	1,920,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	333,000	601,000	—	—	—
Weighted average ceiling price ($/Bbl)	$61.01	$61.30	$—	$—	$—
Weighted average floor price ($/Bbl)	$57.30	$55.21	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	883,000	2,562,000	—	—
Weighted average ceiling price ($/Bbl)	$—	$67.42	$67.80	$—	$—
Weighted average floor price ($/Bbl)	$—	$55.88	$56.79	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$45.88	$46.79	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	1,840,000	3,160,000	3,513,600	—	—
Weighted average fixed price ($/Bbl)	$(4.95)	$(4.09)	$(1.43)	$—	$—

Argus WTI roll:
Notional volume (Bbls)	1,530,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$1.14	$—	$—	$—	$—

If there are no changes in the forward curve market prices as of June 30, 2018, we will incur a realized loss of $9.4 million, $23.0 million, $11.2 million, $2.3 million and $1.3 million for the remainder of 2018, 2019, 2020, 2021, and 2022, respectively. See Note 5 - Derivative Instruments in the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months
	Ended June 30,
	2018	2017	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$73,061	$11,246	$61,815	550%
Natural gas sales	2,308	1,817	491	27
NGL sales	5,158	1,602	3,556	222
Total revenues	$80,527	$14,665	$65,862	449%

Average sales price (1):
Oil (per Bbl)	$60.18	$44.45	$15.73	35%
Natural gas (per Mcf)	1.68	2.59	(0.91)	(35)
NGLs (per Bbl)	22.04	14.70	7.34	50
Total (per Boe)	$48.02	$30.68	$17.34	57%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$42.56	$30.65	$11.91	39%

Net Production:
Oil (MBbls)	1,214	253	961	380%
Natural gas (MMcf)	1,375	701	674	96
NGLs (MBbls)	234	109	125	115
Total (MBoe)	1,677	478	1,199	251%

Average daily net production volume:
Oil (Bbls/d)	13,341	2,779	10,562	380%
Natural gas (Mcf/d)	15,110	7,700	7,410	96
NGLs (Bbls/d)	2,571	1,195	1,376	115
Total (Boe/d)	18,429	5,258	13,171	250%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volumes and higher average sales prices. The increase in average sales price contributed approximately $19.6 million of the increase in total revenues and the increase in sales volume contributed approximately $46.3 million of the increase in total revenues. The increase in sales volume is primarily attributable to additional wells going into production in 2017 and 2018.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months
	Ended June 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$11,225	$1,918	$9,307	485%
Production taxes	3,841	659	3,182	483
Gathering and transportation	1,207	768	439	57
Depreciation, depletion, amortization and accretion	36,506	9,536	26,970	283
Exploration costs	1,875	457	1,418	310
General and administrative, excluding stock based compensation	6,104	2,204	3,900	177
Stock based compensation	1,826	—	1,826	100
Transaction costs	—	1,375	(1,375)	(100)
(Gain) loss on disposition of property and equipment	163	—	163	100
Total operating expenses	$62,747	$16,917	$45,830	271%
Operating expenses per Boe:
Lease operating expenses	$6.69	$4.01	$2.68	67%
Production taxes	2.29	1.38	0.91	66
Gathering and transportation	0.72	1.61	(0.89)	(55)
Depreciation, depletion, amortization and accretion	21.77	19.95	1.82	9
Exploration costs	1.12	0.96	0.16	17
General and administrative, excluding stock based compensation	3.64	4.61	(0.97)	(21)
Stock based compensation	1.09	—	1.09	100
Transaction costs	—	2.88	(2.88)	(100)
(Gain) loss on disposition of property and equipment	0.10	—	0.10	100
Total operating expenses per Boe	$37.42	$35.40	$2.02	6%

Lease operating expenses (“LOE”). The increase in LOE was due to higher sales volumes and higher average LOE rate. The increase in average LOE per Boe contributed approximately $4.5 million of the increase in LOE and the increase in sales volume contributed approximately $4.8 million of the increase in LOE. The increase in sales volume is primarily attributable to additional wells going into production throughout 2017 and 2018. The increase to the LOE rate is primarily due to increases in water disposal costs and equipment rentals.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 449% and production taxes increased by 483%. Production taxes as a percentage of total revenues were approximately 4.8% and 4.5% for the three months ended June 30, 2018 and 2017, respectively.

Gathering and transportation. Gathering and transportation expenses are primarily incurred with natural gas and NGL production. The increase to Gathering and transportation expenses increased by approximately $0.8 million due to an increase in sales volume of natural gas and NGLs partially offset by a decrease of approximately $0.4 million due to a decrease in gathering and transportation expense per Boe of natural gas and NGLs. The gathering and transportation per Boe decreased due to the disposition of our Barnett Shale assets in the fourth quarter of 2017, which had higher gathering and transportation expenses per Boe.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months
	Ended June 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A
Depreciation, depletion, and amortization of oil and gas properties	$36,164	$9,401	$26,763	285%
Depreciation of other property and equipment	189	68	121	178
Accretion expense	153	67	86	128
	$36,506	$9,536	$26,970	283%

DD&A per MBoe
Depreciation, depletion, and amortization of oil and gas properties	$21.56	$19.67	$1.89	10%
Depreciation of other property and equipment	0.11	0.14	(0.03)	(21)
Accretion expense	0.10	0.14	(0.04)	(29)
Total DD&A per MBoe	$21.77	$19.95	$1.82	9%

DD&A for oil and gas properties increased by approximately $26.8 million due to an increase of approximately $23.6 million related to an increase in production and an increase of approximately $3.2 million due to an increase in DD&A rate.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals, and drilling costs of exploratory wells that are determined to be unsuccessful. The increase for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to ongoing seismic studies of the acreage we acquired in the White Wolf Acquisition.

General and Administrative (“G&A”), excluding stock based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of approximately $2.8 million as a result of an increase in full-time employees. Also, there was an increase of approximately $0.5 million for public company expenses such as board of director fees and expenses, public relations costs, filing fees, audit fees, and legal fees. Furthermore, we incurred an increase of approximately $0.3 million for consultants to assist with various corporate functions such as accounting and human resources. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. The remaining increase primarily relates to an increase in general corporate costs such as insurance, office leases, and employee costs.

Stock based compensation. In April 2017, the stockholders approved the Rosehill Resources Inc. Long-Term Incentive Plan and grants were made starting in July 2017. There were no grants of stock based compensation outstanding during the three months ended June 30, 2017.

Transaction costs. We incurred transaction expenses of $1.4 million during the three months ended June 30, 2017 related to the Transaction. We did not incur such costs in 2018 and do not expect to incur such costs from our normal operations going forward.

(Gain) loss on disposition of property and equipment. The loss on disposition of property and equipment for the three months ended June 30, 2018 primarily relates to losses on asset retirement obligation settlements.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months
	Ended June 30,
	2018	2017	Change	Change %
	(In thousands)
Other (expense) income:
Interest expense, net	$(4,662)	$(431)	$(4,231)	982%
Gain (loss) on commodity derivative instruments, net	(19,954)	1,303	(21,257)	(1,631)
Other income (expense), net	290	153	137	90
Total other income (expense), net	$(24,326)	$1,025	$(25,351)	(2,473)%

Interest Expense. The increase was primarily due to interest incurred of $2.5 million on the issuance of $100 million aggregate principal amount of 10.00% Senior Secured Second Lien Notes issued on December 8, 2017. There was also an increase of $1.6 million in interest expense related to our credit facility primarily as a result of an increase in borrowings outstanding during the comparative periods.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for three months ended June 30, 2018 is comprised of net losses of $9.2 million on cash settlements and net losses of $10.8 million on mark-to-market adjustments on unsettled positions. The total net gain for the three months ended June 30, 2017 is comprised of net losses of less than $0.1 million on cash settlements and net gains of $1.3 million on marked-to-market adjustments on unsettled positions.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Six Months
	Ended June 30,
	2018	2017	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$124,615	$25,029	99,586	398%
Natural gas sales	4,053	3,711	342	9%
NGL sales	7,645	3,426	4,219	123%
Total revenues	136,313	32,166	104,147	324%

Average sales price (1):
Oil (per Bbl)	60.40	46.70	13.70	29%
Natural gas (per Mcf)	1.91	2.73	(0.82)	(30)%
NGLs (per Bbl)	21.06	16.71	4.35	26%
Total (per Boe)	49.02	33.26	15.76	47%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	44.63	32.94	11.69	35%

Net Production:
Oil (MBbls)	2,063	536	1,527	285%
Natural gas (MMcf)	2,127	1,357	770	57%
NGLs (MBbls)	363	205	158	77%
Total (MBoe)	2,781	967	1,814	188%

Average daily net production volume:
Oil (Bbls/d)	11,398	2,963	8,435	285%
Natural gas (Mcf/d)	11,751	7,495	4,256	57%
NGLs (Bbls/d)	2,006	1,131	875	77%
Total (Boe/d)	15,365	5,343	10,022	188%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volumes and higher average sales prices. The increase in average sales price contributed approximately $28.0 million of the increase in total revenues and the increase in sales volume contributed approximately $76.1 million of the increase in total revenues. The increase in sales volume is primarily attributable to additional wells going into production in 2017 and 2018.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months
	Ended June 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$20,110	$3,535	$16,575	469%
Production taxes	6,481	1,467	5,014	342
Gathering and transportation	1,919	1,494	425	28
Depreciation, depletion, amortization and accretion	57,315	17,767	39,548	223
Exploration costs	2,311	774	1,537	199
General and administrative, excluding stock based compensation	11,739	3,669	8,070	220
Stock based compensation	3,288	—	3,288	100
Transaction costs	—	2,469	(2,469)	(100)
(Gain) loss on disposition of property and equipment	296	(11)	307	(2,791)
Total operating expenses	$103,459	$31,164	$72,295	232%
Operating expenses per Boe:
Lease operating expenses	$7.23	$3.66	$3.57	98%
Production taxes	2.33	1.52	0.81	53
Gathering and transportation	0.69	1.54	(0.85)	(55)
Depreciation, depletion, amortization and accretion	20.61	18.37	2.24	12
Exploration costs	0.83	0.80	0.03	4
General and administrative, excluding stock based compensation	4.22	3.79	0.43	11
Stock based compensation	1.18	—	1.18	100
Transaction costs	—	2.55	(2.55)	(100)
(Gain) loss on disposition of property and equipment	0.11	(0.01)	0.12	(1,200)
Total operating expenses per Boe	$37.20	$32.22	$4.98	15%

Lease operating expenses. The increase in LOE was due to higher sales volumes and higher average LOE rate. The increase in average LOE per Boe contributed approximately $9.9 million of the increase in LOE and the increase in sales volume contributed approximately $6.6 million of the increase in LOE. The increase in sales volume is primarily attributable to additional wells going into production throughout 2017 and 2018. The increase to the LOE rate is primarily due to increases in water disposal costs and equipment rentals.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 324% and production taxes increased by 342%. Production taxes as a percentage of total revenues were approximately 4.8% and 4.5% for the six months ended June 30, 2018 and 2017, respectively.

Gathering and transportation. Gathering and transportation expenses are primarily incurred with natural gas and NGL production. Gathering and transportation expenses increased by approximately $1.0 million due to an increase in sales volume of natural gas and NGLs partially offset by a decrease of approximately $0.6 million due to a decrease in gathering and transportation expense per Boe of natural gas and NGLs. The gathering and transportation per Boe decreased due to the disposition of our Barnett Shale assets in the fourth quarter of 2017, which had higher gathering and transportation expenses per Boe.

Depreciation, Depletion, Amortization and Accretion Expense.  See the following table for a breakdown of DD&A:

	Six Months
	Ended June 30,
	2018	2017	Change	Change %
Components of DD&A	(In thousands, except per Boe data)
Depreciation, depletion, and amortization of oil and gas properties	$56,715	$17,467	$39,248	225%
Depreciation of other property and equipment	318	167	151	90
Accretion expense	282	133	149	112
	$57,315	$17,767	$39,548	223%

DD&A per MBoe
Depreciation, depletion, and amortization of oil and gas properties	$20.39	$18.06	$2.33	13%
Depreciation of other property and equipment	0.11	0.17	(0.06)	(35)
Accretion expense	0.11	0.14	(0.03)	(21)
Total DD&A per MBoe	$20.61	$18.37	$2.24	12%

DD&A for oil and gas properties increased by approximately $39.2 million due to an increase of approximately $32.8 million related to an increase in production and an increase of approximately $6.5 million due to an increase in DD&A rate.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals, and drilling costs of exploratory wells that are determined to be unsuccessful. The increase for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to ongoing seismic studies of the acreage we acquired in the White Wolf Acquisition.

General and Administrative, excluding stock based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of approximately $4.5 million as a result of an increase in full-time employees. Also, there was an increase of approximately $1.6 million for public company expenses such as board of director fees and expenses, public relations costs, filing fees, audit fees, and legal fees. Furthermore, we incurred an increase of approximately $0.9 million in fees for consultants to assist with various corporate functions such as accounting and human resources. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. The remaining increase primarily relates to an increase in general corporate costs such as insurance, office leases, and employee costs.

Stock based compensation. In April 2017, the stockholders approved the Rosehill Resources Inc. Long-Term Incentive Plan and grants were made starting in July 2017. There were no grants of stock based compensation outstanding during the six months ended June 30, 2017.

Transaction costs. We incurred transaction expenses of $2.5 million during the six months ended June 30, 2017 related to the Transaction. We did not incur such costs in 2018 and do not expect to incur such costs from our normal operations going forward.

(Gain) loss on disposition of property and equipment. The loss on disposition of property and equipment for the six months ended June 30, 2018 primarily relates to the write-off of non-producing assets and losses on asset retirement obligation settlements.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Six Months
	Ended June 30,
	2018	2017	Change	Change %
	(In thousands)
Other (expense) income:
Interest expense, net	$(8,529)	$(974)	$(7,555)	776%
Gain (loss) on commodity derivative instruments, net	(41,239)	3,202	(44,441)	(1,388)%
Other income (expense), net	422	43	379	881%
Total other income (expense), net	$(49,346)	$2,271	$(51,617)	(2,273)%

Interest Expense. The increase was primarily due to interest incurred of $5.0 million on the issuance of $100 million aggregate principal amount of 10.00% Senior Secured Second Lien Notes issued on December 8, 2017. There was also an increase of $1.7 million in interest expense related to our credit facility primarily as a result of an increase in borrowings outstanding during the comparative periods. Furthermore, there was an increase of $0.7 million to amortization of debt issuance costs related to the write-off of the unamortized debt issuance costs associated with our old revolving credit facility when we secured a new revolving credit facility in March 2018.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for six months ended June 30, 2018 is comprised of net losses of $12.2 million on cash settlements and net losses of $29.0 million on mark-to-market adjustments on unsettled positions. The total net gain for the six months ended June 30, 2017 is comprised of net losses of $0.3 million on cash settlements and net gains of $3.5 million on marked-to-market adjustments on unsettled positions.

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

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our Amended and Restated Credit Agreement, the issuance of up to $50 million of additional Series B Preferred Stock and/or opportunistically accessing the capital markets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program. Further, our Amended and Restated Credit Agreement contains a financial covenant requiring us to maintain a current ratio of 1.0 to 1.0 at the end of each quarter.  Although as of June 30, 2018 we were in compliance with the current ratio covenant, if we do not sufficiently reduce our capital expenditures in the future or obtain additional financing, including the issuance of additional Series B Preferred Stock, prior to our next borrowing base redetermination date, we may be required to seek a waiver from our lenders with respect to our compliance with our current ratio covenant.  Our next scheduled redetermination date is April 1, 2019, although we have the right to request a redetermination prior to that date. See “Debt Agreements” below for a further discussion of our Amended and Restated Credit Agreement, including our financial covenants.

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

Working Capital Analysis

We define working capital as current assets less current liabilities. At June 30, 2018 and December 31, 2017, we had working capital deficits of $65.6 million and $59.9 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $12.9 million and $20.7 million, at June 30, 2018 and December 31, 2017, respectively. Effective June 29, 2018, the borrowing base under our credit facility increased from $150 million to $210 million, with borrowings of $145.0 million outstanding at June 30, 2018. We expect that the pace of development activities, production volumes, commodity prices, and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$74,595	$16,883
Net cash used in investing activities	(224,639)	(45,326)
Net cash provided by (used in) financing activities	138,217	31,067
Net decrease in cash and cash equivalents	$(11,827)	$2,624

Operating Activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes, and associated changes in working capital. The increase in net cash provided by operating activities of $57.7 million was primarily due to an increase in production and realized prices increasing revenues $104.1 million partially offset by an increase cash related expenses of $34.7 million and an increase in loss on hedge settlements of $11.7 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 included $204.3 million attributable to the development of oil and natural gas properties and mineral leases, $14.7 million for the acquisition of land and leasehold, royalty, and mineral interests, $4.0 million for the release of the escrow deposit for the White Wolf Acquisition, and $1.6 million for additions to other property and equipment. For the six months ended June 30, 2017, net cash used in investing activities included $38.7 million attributable to the development of oil and natural gas properties and mineral leases and $6.5 million to acquire additional interest in wells we operate in Loving County.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018 primarily consists of net borrowings of $145.0 million under our revolving credit facility partially offset by $4.1 million of dividend payments and $2.4 million of debt issuance costs. Net cash provided by financing activities for the six months ended June 30, 2017 primarily consisted of $90.8 million from the issuance of the Series A Preferred Stock and $18.7 million of proceeds from the

Transaction partially offset by a distribution to our noncontrolling interest in the amount of $40.5 million, net cash payments on our revolving credit facility of $35.0 million, and a $2.3 million distribution to Tema.

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

Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s revolving line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. Rosehill Operating’s initial borrowing base was $150 million, which represented an increase of $75 million from the borrowing base in effect under the Previous Credit Facility. The first redetermination under the Amended and Restated Credit Agreement occurred during the second quarter of 2018. Rosehill Operating and the Lenders may each request an additional redetermination of the borrowing base once between two successive scheduled redeterminations. On June 29, 2018, our borrowing base increased from $150 million to $210 million. Beginning in 2019, redeterminations will occur on April 1 and October 1. The borrowing base will be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiary’s disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Amended and Restated Credit Agreement may not exceed the borrowing base. The Amended and Restated Credit Agreement also does not permit Rosehill Operating to borrow funds if at the time of such borrowing, Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base.

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain compliance with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding certain non-cash assets) to consolidated current liabilities (excluding certain non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement), of not less than 1.0 to 1.0,

•
a leverage ratio, which is the ratio of the sum of Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 (the calculation of which will be modified once the Second Lien Notes and the Series B Redeemable Preferred Stock are no longer outstanding), and

•
a coverage ratio, which is the ratio of EBITDAX to the sum of Interest Expense plus the aggregate amount of certain Restricted Payments (as such terms are defined in the Amended and Restated Credit Agreement) made during the preceding four fiscal quarters, of not less than 2.5 to 1.0 (such ratio expiring once the Series B Redeemable Preferred Stock are no longer outstanding).

We were in compliance with all of the financial ratios in the Amended and Restated Credit Agreement for the measurement period ended June 30, 2018.

For additional information regarding our Amended and Restated Credit Agreement, see Note 10 - Long-term Debt, net in the Notes to the Consolidated Financial Statements.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended June 30, 2018.

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

Preferred Stock and Warrants

We are authorized to issue up to 1,000,000 shares of our preferred stock, of which 150,000 have been designated as Series A Preferred Stock and 210,000 have been designated as Series B Preferred Stock. On April 27, 2017, we issued 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (exercisable for shares of Class A Common Stock) in a private placement to certain qualified institutional buyers and accredited investors for net proceeds of $70.8 million. We issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and KLR Energy Sponsor, LLC in connection with the closing of the Transaction. See Note 2 - Summary of Significant Accounting Policies and Recently Issued Accounting Standards in the Condensed Consolidated Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our preferred stock and warrants issuance.

On December 8, 2017, in connection with the White Wolf Acquisition, we issued 150,000 shares of Series B Preferred Stock, par value of $0.0001 per share, to EIG (the “Series B Preferred Stock Purchasers”) for an aggregate purchase price of $150.0 million, less transaction costs and up-front fees of approximately $10.0 million. The Company has the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in the aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

To achieve a more predictable cash flow and reduce exposure to adverse fluctuations in commodity prices, we have historically used commodity derivative instruments, such as swaps, two-way costless collars, and three-way costless collars, to hedge price risk associated with a portion of our anticipated oil and natural gas production. By removing a significant portion of the price volatility associated with our oil and natural gas production, we mitigate, but do not eliminate, the potential negative effects of declines in benchmark oil and natural gas prices on our cash flow from operations for those periods. We are obligated under our Note Purchase Agreement to hedge a specific portion of our production. See more information on our derivative activity in Item 2 of Part II, specifically the information set forth under the caption “Derivative Activity”.

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

Our principal exposures to credit risk are through receivables resulting from joint interest receivables and receivables from the sale of our oil and natural gas production due to the concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, the credit quality of our customers is believed to be high.

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

Interest Rate Risk

As of June 30, 2018, we had $145.0 million outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 4.9%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBOR plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on annual interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $1.5 million. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. Our Second Lien Notes have a fixed interest rate of 10.0%.

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
10.1	Transition, Resignation and Consulting Agreement and General Release of Claims among J. A. (Alan) Townsend, Rosehill Operating Company, LLC and Rosehill Resources Inc., dated as of May 2, 2018. (4)
10.2	Amended and Restated Rosehill Resources Inc. Long-Term Incentive Plan. (5)
10.3	Global Amendment to Outstanding Awards under the Rosehill Resources Inc. Long-Term Incentive Plan, effective as of July 23, 2018. (5)
12.1*	Computation of the Ratio of Earnings to Fixed Charges and Fixed Charges and Preferred Dividends.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
 * Filed herewith
** Furnished herewith

(1) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 3, 2017.
(2) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on May 11, 2018.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 14, 2017.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 2, 2018.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 27, 2018.

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

Date: August 14, 2018