Form 10-Q
period 2018-09-30
Rosehill Resources Inc.
filed 2018-11-09
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(281) 675-3400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, 13,731,596 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,001	$20,677
Restricted cash	—	4,005
Accounts receivable	23,299	1,527
Accounts receivable, related parties	16,662	16,022
Prepaid and other current assets	1,488	1,312
Total current assets	52,450	43,543
Property and equipment:
Oil and natural gas properties (successful efforts), net	630,386	431,332
Other property and equipment, net	2,472	1,283
Total property and equipment, net	632,858	432,615
Other assets, net	4,448	824
Total assets	$689,756	$476,982
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,226	$31,868
Accounts payable, related parties	12	223
Derivative liabilities	53,263	10,772
Accrued liabilities and other	31,753	15,492
Accrued capital expenditures	43,010	45,045
Total current liabilities	151,264	103,400
Long-term liabilities:
Long-term debt, net	288,013	93,199
Asset retirement obligations, net of current portion	13,037	8,522
Deferred tax liabilities	5,676	—
Derivative liabilities	56,825	8,008
Other	154	321
Total long-term liabilities	363,705	110,050
Total liabilities	514,969	213,450
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock, $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 155,180 and 150,626 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	151,535	140,868
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 100,653 and 97,698 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	83,615	80,660
Class A Common Stock; $0.0001 par value, 250,000,000 and 95,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, and 6,740,852 and 6,222,299 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 shares issued and outstanding as of September 30, 2018 and December 31, 2017	3	3
Additional paid-in capital	7,264	29,946
Retained earnings (deficit)	(109)	—
Total common stockholders’ equity	7,159	29,950
Noncontrolling interest	(67,522)	12,054
Total stockholders' equity	23,252	122,664
Total liabilities, mezzanine and stockholders’ equity	$689,756	$476,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$72,799	$11,435	$197,414	$36,464
Natural gas sales	2,633	1,881	6,686	5,592
Natural gas liquids sales	7,125	1,979	14,770	5,405
Total revenues	82,557	15,295	218,870	47,461
Operating expenses:
Lease operating expenses	9,205	2,944	29,315	6,479
Production taxes	4,034	707	10,515	2,174
Gathering and transportation	1,327	835	3,246	2,329
Depreciation, depletion, amortization and accretion	47,469	8,383	104,784	26,150
Exploration costs	1,348	434	3,659	1,208
General and administrative	8,342	5,069	23,369	8,738
Transaction costs	—	149	—	2,618
(Gain) loss on disposition of property and equipment	29	—	325	(11)
Total operating expenses	71,754	18,521	175,213	49,685
Operating income	10,803	(3,226)	43,657	(2,224)
Other income (expense):
Interest expense, net	(5,363)	(300)	(13,892)	(1,274)
Gain (loss) on commodity derivative instruments, net	(67,314)	(1,451)	(108,553)	1,751
Other income (expense), net	(93)	(148)	329	(105)
Total other income (expense), net	(72,770)	(1,899)	(122,116)	372
Loss before income taxes	(61,967)	(5,125)	(78,459)	(1,852)
Income tax expense (benefit)	22,923	(923)	5,523	(650)
Net income (loss)	(84,890)	(4,202)	(83,982)	(1,202)
Net income (loss) attributable to noncontrolling interest	(61,450)	(5,680)	(83,873)	(8,009)
Net income attributable to Rosehill Resources Inc. before preferred stock dividends	(23,440)	1,478	(109)	6,807
Series A Preferred Stock dividends and deemed dividends	2,011	1,942	5,907	10,014
Series B Preferred Stock dividends, deemed dividends, and return	5,917	—	17,494	—
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$(31,368)	$(464)	$(23,510)	$(3,207)
Earnings (loss) per common share:
Basic	$(4.76)	$(0.08)	$(3.66)	$(0.55)
Diluted	$(4.76)	$(0.08)	$(3.66)	$(0.55)
Weighted average common shares outstanding:
Basic	6,592	5,857	6,416	5,857
Diluted	6,592	5,857	6,416	5,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net income (loss)	—	—	—	—	—	—	—	(109)	(109)	(83,873)	(83,982)
Restricted stock issued	—	—	550,814	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(32,261)	—	—	—	(258)	—	(258)	—	(258)
Stock-based compensation	—	—	—	—	—	—	5,274	—	5,274	—	5,274
Series A Preferred Stock dividends	2,955	2,955	—	—	—	—	(5,907)	—	(5,907)	—	(2,952)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(17,494)	—	(17,494)	—	(17,494)
Impact of transactions affecting noncontrolling interest	—	—	—	—	—	—	(4,297)	—	(4,297)	4,297	—
Balance at September 30, 2018	100,653	$83,615	6,740,852	$1	29,807,692	$3	$7,264	$(109)	$7,159	$(67,522)	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$(83,982)	$(1,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	104,784	26,150
Deferred income taxes	5,523	(650)
Stock-based compensation	5,364	175
(Gain) loss on sale of fixed assets	325	(11)
(Gain) loss on derivative instruments	108,500	(1,382)
Net cash received (paid) in settlement of derivative instruments	(17,193)	19
Amortization of debt issuance costs	1,723	168
Settlement of asset retirement obligations	(551)	(725)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	(22,412)	122
(Increase) decrease in prepaid and other assets	(176)	(462)
Increase (decrease) in accounts payable and accrued liabilities and other	14,828	13,531
Increase (decrease) in accounts payable, related parties	(211)	(206)
Net cash provided by operating activities	116,522	35,527
Cash flows from investing activities:
Additions to oil and natural gas properties	(292,955)	(93,536)
Acquisition of White Wolf	(4,005)	—
Acquisition of land and leasehold, royalty, and mineral interest	(15,245)	(6,500)
Additions to other property and equipment	(1,834)	(343)
Proceeds from sale of other property and equipment	—	46
Net cash used in investing activities	(314,039)	(100,333)
Cash flows from financing activities:
Proceeds from revolving credit facility	274,000	50,000
Repayment on revolving credit facility	(80,000)	(55,000)
Proceeds from issuance of Series A Preferred Stock and Warrants, net	—	95,000
Series A Preferred Stock issuance costs	—	(4,220)
Net proceeds from the Transaction	—	18,688
Distribution to noncontrolling interest	—	(40,487)
Distribution to Tema	—	(2,267)
Debt issuance costs	(2,497)	(661)
Dividends paid on preferred stock	(7,388)	—
Restricted stock used for tax withholdings	(258)	—
Payment on capital lease obligation	(21)	(25)
Net cash provided by financing activities	183,836	61,028
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,681)	(3,778)
Cash, cash equivalents, and restricted cash, beginning of period	24,682	8,434
Cash, cash equivalents, and restricted cash, end of period	$11,001	$4,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures:
Cash paid for interest	$10,160	$246

Supplemental noncash activity:
Asset retirement obligations incurred	$4,367	$783
Net settlement of related party receivable and payable	—	199
Changes in accrued capital expenditures	(2,035)	15,603
Changes in accounts payable for capital expenditures	(7,662)	—
Series A Preferred Stock dividends paid-in-kind	2,955	3,314
Series A Preferred Stock dividends declared and payable	1,005	—
Series A Preferred Stock deemed dividend	—	6,700
Series B Preferred Stock dividends paid-in-kind	4,554	—
Series B Preferred Stock cash dividends declared and payable	2,323	—
Series B Preferred Stock return	5,130	—
Series B Preferred Stock deemed dividend	984	—

Reconciliation of cash, cash equivalents and restricted cash presented on the Condensed Consolidated Statement of Cash Flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$11,001	$20,677
Restricted cash	—	4,005
Total cash, cash equivalents and restricted cash	$11,001	$24,682

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

Transaction

On April 27, 2017, upon closing the Transaction, the Company acquired a portion of the common units of Rosehill Operating (the “Rosehill Operating Common Units”) for (i) the contribution to Rosehill Operating by the Company of $35 million in cash (the “Cash Consideration”), excluding the working capital adjustment, and the issuance to Rosehill Operating by the Company of 29,807,692 shares of its Class B Common Stock, (ii) the assumption by Rosehill Operating of $55 million in Tema indebtedness and (iii) the contribution to Rosehill Operating by the Company of the remaining cash proceeds of the Company’s initial public offering net of redemptions of approximately$60.6 million. In connection with the closing of the Transaction, the Company issued to Rosehill Operating 4,000,000 warrants exercisable for shares of the Company’s Class A Common Stock (the “Tema warrants”) in exchange for 4,000,000 warrants exercisable for Rosehill Operating Common Units (the “Rosehill warrants”). The Cash Consideration, estimated working capital adjustment, Tema warrants and shares of Class B Common Stock were immediately distributed to Tema. The working capital adjustment was originally estimated to be $5.6 million and was contributed to Rosehill Operating by the Company upon closing the Transaction. As of December 31, 2017, the final working capital adjustment of $2.4 million due to the Company from Tema was reflected as a reduction to the preliminary purchase price.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. Pursuant to the Transaction described above, the Company acquired approximately 16.4% of the Rosehill Operating Common Units, while Tema retained approximately 83.6% of the Rosehill Operating Common Units. As of September 30, 2018, the Company owns approximately 18.4% of the Rosehill Operating Common Units and Tema owns approximately 81.6% of the Rosehill Operating Common Units, excluding the shares of Rosehill Operating Common Units issued in connection with the Class A Common Stock Offering and the exercise of the Underwriters’ option, each as defined in Note 17 - Subsequent Events, that closed subsequent to September 30, 2018.

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

All periods prior to the date of the Transaction shown in the accompanying condensed consolidated financial statements have been prepared on a “carve-out” basis and are derived from the accounting records of Tema. The accompanying condensed consolidated financial statements prior to the Transaction include direct expenses related to Rosehill Operating and expense allocations for certain functions of Tema including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, insurance, utilities, and compensation. These expenses have been allocated on the basis of direct usage when identifiable, actual volumes and revenues, with the remainder allocated proportionately on a barrel of oil equivalent (“Boe”) basis. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by Rosehill Operating during the periods presented. The allocations may not, however, reflect the expenses that would have been incurred as an independent company for the periods presented. Actual costs that may have been incurred prior to the Transaction would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The allocations and related estimates and assumptions are described more fully in Note 15 - Transactions with Related Parties.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods.

Variable Interest Entities

Rosehill Operating is a variable interest entity. The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. The Company consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s condensed consolidated financial statements. Although Tema had a larger ownership interest in Rosehill Operating, because it has disproportionately fewer voting rights, Tema is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion, see Noncontrolling Interest in Note 13 - Stockholders’ Equity.

Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Adopted in 2018

Equity-based Compensation. In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 – Compensation – Stock Compensation (Topic 718); Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 in 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2018.

Recently Issued Accounting Standards Not Yet Adopted

Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Subsequently, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing as further clarification on identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, as clarifying guidance to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09.

The Company is in the process of reviewing its various contracts with customers and evaluating the effects of ASC 606 on its financial statements and disclosures. Based on the Company’s analysis to date, changes are expected in the presentation of revenues and expenses as net versus gross for certain contracts; however, net income and cash flows are not expected to be impacted. The Company’s analysis will be completed in the fourth quarter, and it is not currently able to estimate the quantitative effect of the aforementioned change. The Company continues to evaluate and compile the information required for the new disclosure requirements, which also includes any changes to relevant business practices, accounting policies and control activities as a result of the adoption of ASC 606. The Company plans to adopt ASC 606 using the modified retrospective method on January 1, 2019.

Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires, among other things, public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. For the Company, these changes become effective for fiscal years beginning after December 15, 2018. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. The expected adoption of ASU 2016-01 and ASU 2018-03 are being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides clarifying guidance regarding land easements and adds practical expedients. In July 2018, further amendments were issued under ASU 2018-10, Codification Improvements to Topic 842, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and its related updates are effective for the Company for fiscal years beginning after December 15, 2019. The Company is currently evaluating the method of adoption and the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requiring the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The evaluation of this standard and its impact on the Company’s condensed consolidated financial statements and related disclosures is currently being assessed.

Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

Fair Value Measurement Disclosures. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019 and the Company is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) (numerator):
Basic:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc.	$(31,368)	$(464)	$(23,510)	$(3,207)
Diluted:
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$(31,368)	$(464)	$(23,510)	$(3,207)

Weighted average shares (denominator):
Weighted average shares – basic	6,592	5,857	6,416	5,857
Weighted average shares – diluted	6,592	5,857	6,416	5,857
Basic loss per share	$(4.76)	$(0.08)	$(3.66)	$(0.55)
Diluted loss per share	$(4.76)	$(0.08)	$(3.66)	$(0.55)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended September 30, 2018, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.7 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock, and 1.0 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of such events was anti-dilutive. For the nine months ended September 30, 2018, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock, and 1.0 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

For the three months ended September 30, 2017, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, and 8.4 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock from the computation of diluted earnings per share because the effect of such events was anti-dilutive. For the nine months ended September 30, 2017, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, and 8.3 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2018		December 31, 2017
	Related Parties	Third-Parties	Related Parties	Third-Parties
	(In thousands)
Revenue receivable	$16,508	$20,125	$13,601	$1,153
Transaction purchase price settlement	—	—	2,381	—
Joint interest billings	135	2,547	20	83
Other	19	627	20	291
Accounts receivable	$16,662	$23,299	$16,022	$1,527

Note 5 – Derivative Instruments

Commodity derivatives. The Company enters into various derivative instruments primarily to mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. Oil and natural gas commodity derivative instruments are recorded on the condensed consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. While commodity derivative instruments are utilized to manage the price risk attributable to expected oil and natural gas production, the Company’s commodity derivative instruments are not designated as accounting hedges under the accounting guidance. The related cash flow impact of the commodity derivative activities is reflected as cash flows from operating activities unless they are determined to have a significant financing element at inception, in which case they are classified within financing activities.

Series B Preferred Stock bifurcated derivative - In the event of a change of control, the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, each as defined in Note 11 - 10% Series B Redeemable Preferred Stock, for a price per share equal to the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The Company assessed the change of control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was a bifurcated derivative. See Note 11 - 10% Series B Redeemable Preferred Stock for defined terms and more detail.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the condensed consolidated balance sheets:

	September 30, 2018
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$14,090	$(14,090)	$—
Commodity derivatives - non-current	16,679	(16,679)	—
Total assets	$30,769	$(30,769)	$—

Liabilities
Commodity derivatives - current	$(67,353)	$14,090	$(53,263)
Commodity derivatives - non-current	(72,932)	16,679	(56,253)
Series B Preferred Stock bifurcated derivative - non-current	(572)	—	(572)
Total liabilities	$(140,857)	$30,769	$(110,088)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

	December 31, 2017
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$1,079	$(1,079)	$—
Commodity derivatives - non-current	120	(120)	—
Total assets	$1,199	$(1,199)	$—

Liabilities
Commodity derivatives - current	$(11,851)	$1,079	$(10,772)
Commodity derivatives - non-current	(7,503)	120	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	(625)	—	(625)
Total liabilities	$(19,979)	$1,199	$(18,780)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, the open commodity derivative positions with respect to future production were as follows:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	699,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.15	$53.59	$51.16	$50.42	$50.12
Natural gas:
Notional volume (MMBtu)	960,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87
Ethane:
Notional volume (Gallons)	2,523,528	12,444,138	—	—	—
Weighted average fixed price ($/Gallons)	$0.35	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	1,682,352	8,296,218	—	—	—
Weighted average fixed price ($/Gallons)	$0.97	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	560,700	2,765,700	—	—	—
Weighted average fixed price ($/Gallons)	$1.53	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	182,000	601,000	—	—	—
Weighted average ceiling price ($/Bbl)	$61.28	$61.30	$—	$—	$—
Weighted average floor price ($/Bbl)	$57.53	$55.21	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	1,531,832	3,294,000	—	—
Weighted average ceiling price ($/Bbl)	$—	$68.52	$70.29	$—	$—
Weighted average floor price ($/Bbl)	$—	$57.62	$57.50	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$45.51	$47.50	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	920,000	4,800,832	3,513,600	—	—
Weighted average fixed price ($/Bbl)	$(4.95)	$(4.93)	$(1.43)	$—	$—

Argus WTI roll:
Notional volume (Bbls)	920,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$1.14	$—	$—	$—	$—

Natural gas basis swaps
EP Permian
Notional volume (MMBtu)	—	1,781,472	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$—	$(1.03)	$(1.03)	$—	$—

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2018 and 2017, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Realized gain (loss) on derivatives
Commodity derivative options	$—	$18	$19	$172
Commodity derivative swaps	(4,999)	454	(17,212)	(10)
Total	(4,999)	472	(17,193)	162
Interest rate swap	—	6	—	(143)
Total realized gain (loss) on derivatives	$(4,999)	$478	$(17,193)	$19

Unrealized gain (loss) on derivatives
Commodity derivative options	$(45,349)	$55	$(59,514)	$361
Commodity derivative swaps	(16,966)	(1,978)	(31,846)	1,228
Total	(62,315)	(1,923)	(91,360)	1,589
Interest rate swap	—	—	$—	$(226)
Series B Preferred Stock bifurcated derivative	(104)	—	53	—
Total unrealized gain (loss) on derivatives	$(62,419)	$(1,923)	$(91,307)	$1,363

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Gain (loss) on commodity derivative instruments, net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swap are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations.

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

Level 3 – Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

Observable data is considered to be market data if it is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple, independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level with the fair value hierarchy is based on lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. However, the determination of what constitutes “observable” requires significant judgment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Derivative assets (liabilities)
Derivative liabilities - current	$(53,263)	$(10,772)
Derivative liabilities - non-current	(56,825)	(8,008)
Total derivative liabilities	$(110,088)	$(18,780)

Derivative assets and liabilities primarily represent unsettled amounts related to commodity derivative positions, including swaps and options. Derivative liabilities also include the Series B Preferred Stock bifurcated derivative for the various redemption amounts that the Company could incur if a change of control event occurs. The Company utilizes Level 3 assumptions to estimate the probability of a change of control occurring and when that would occur as the timing impacts the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The change in fair value to the Series B Preferred Stock bifurcated derivative for the period is recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

The tables below set forth by level within the fair value hierarchy represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative liabilities
Commodity derivative liabilities - current	$—	$(53,263)	$—	$(53,263)
Commodity derivative liabilities - non-current	—	(56,253)	—	(56,253)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(572)	(572)
Total derivative liabilities	$—	$(109,516)	$(572)	$(110,088)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative liabilities
Commodity derivative liabilities - current	$—	$(10,772)	$—	$(10,772)
Commodity derivative liabilities - non-current	—	(7,383)	—	(7,383)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(625)	(625)
Total derivative liabilities	$—	$(18,155)	$(625)	$(18,780)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the nine months ended September 30, 2018.

Beginning Balance	$625
(Gains) losses reported in earnings	(53)
Ending Balance	$572

Financing Arrangements

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Company’s revolving credit facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. Since issuance of the 10% Senior Secured Second Lien Notes (the “Second Lien Notes”) in December 2017, the Company’s credit rating has not changed, bond yields for its credit rating have not changed significantly, and commodity prices, which impact the fair value of its producing assets, have not changed significantly. Based on those factors, the Company believes the carrying value of the Second Lien Notes is representative of their fair values as of September 30, 2018.

Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of asset retirement obligations and the corresponding increase to the related long-lived asset and are not remeasured at fair value in subsequent periods. Such initial measurements are classified as Level 3 because certain significant unobservable inputs are utilized in their determination. The fair value of additions to asset retirement obligation liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs to the valuation include (i) estimated plug and abandonment cost per well based on historical experience and information from third-parties; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) average credit-adjusted risk-free rate. These inputs require significant judgments and estimates by management at the time of the valuation and are the most sensitive and subject to change.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property and equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Proved oil and natural gas properties	$722,284	$423,611
Unproved oil and natural gas properties	124,742	121,690
Land	1,558	406
Less: accumulated DD&A	(218,198)	(114,375)
Total oil and natural gas properties (successful efforts), net	630,386	431,332
Other property and equipment	5,759	4,345
Less: accumulated DD&A	(3,287)	(3,062)
Total other property and equipment	2,472	1,283
Total property and equipment, net	$632,858	$432,615

Depreciation, depletion, amortization, and accretion expense (“DD&A”) related to oil and natural gas properties was $47.1 million and $8.2 million for the three months ended September 30, 2018 and 2017, respectively, and $103.8 million and $25.7 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense related to other property and equipment was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. No impairment charges related to proved or unproved oil and natural gas properties were recorded for the three or nine months ended September 30, 2018 and 2017. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $46.2 million at September 30, 2018 and $57.2 million at December 31, 2017.

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the nine months ended September 30, 2018 is set forth below (in thousands):

Asset retirement obligations, beginning of period	$8,630
Additional liabilities incurred	4,367
Dispositions	—
Accretion expense	442
Liabilities settled upon plugging and abandoning wells	(551)
Revision of estimates	207
Asset retirement obligations, end of period	13,095
Less: current portion of asset retirement obligations	(58)
Long-term asset retirement obligations	$13,037

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accrued payroll	$3,314	$2,352
Royalties payable	11,834	3,903
Accrued lease operating expense	5,232	2,230
Contingent liability - White Wolf Acquisition	—	4,005
Preferred Stock dividends payable	3,328	937
Accrued interest expense	2,648	639
Other	5,397	1,426
Total accrued liabilities and other	$31,753	$15,492

Note 10 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	194,000	—
Total debt	294,000	100,000
Debt issuance cost on Second Lien Notes, net	3,372	3,830
Discount on Second Lien Notes, net	2,615	2,971
Total debt issuance cost and discounts	5,987	6,801
Total long-term debt, net	$288,013	$93,199

Revolving Credit Facility

On March 28, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO Rate plus an applicable margin ranging from 2% to 3%. As of September 30, 2018, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 5.13%. The Amended and Restated Credit Agreement amends and restates in its entirety the original credit agreement entered into on April 27, 2017 and amended on December 8, 2017. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility with an initial borrowing base of $150 million. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base is re-determined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The first redetermination date occurred on June 29, 2018, increasing the borrowing base from $150 million to $210 million. Beginning in 2019, redeterminations will occur on April 1 and October 1.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) commencing on March 31, 2018, a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0; (2) (x) commencing on March 31, 2018, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) commencing on March 31, 2018 for so long as the Series B Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with the leverage ratio and coverage ratio in the Amended and Restated Credit Agreement for the measurement period ended September 30, 2018. As of September 30, 2018, the Company was not in compliance with the current ratio covenant. The Company received a waiver of compliance from its lenders to waive this violation for the quarter ended September 30, 2018.

Second Lien Notes

On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 to EIG Global Energy Partners, LLC (“EIG”) under and pursuant to the terms of that certain Note Purchase Agreement, dated as of December 8, 2017 (as amended by the Limited Consent and First Amendment to Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating, the Company, the holders of the Second Lien Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders. The Second Lien Notes were issued and sold to the Holders in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (such issuance and sale, the “Notes Purchase”).

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Note Purchase Agreement contains various affirmative and negative covenants, events of default and other terms and provisions that are based largely on the Amended and Restated Credit Agreement, with a number of important modifications reflecting the second lien nature of the Second Lien Notes and certain other terms that were agreed to with the Holders. The negative covenants may limit Rosehill Operating’s ability to, among other things, incur additional indebtedness (including under senior unsecured notes), make investments, make or declare dividends or distributions, redeem its preferred equity, acquire or dispose of oil and gas properties and other assets or engage in certain other transactions without the prior consent of the Holders, subject to various exceptions, qualifications and value thresholds. Rosehill Operating is also required to meet minimum commodity hedging levels based on its expected production on an ongoing basis.

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

The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended September 30, 2018.

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.4 million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. The deferred financing costs related to the Amended and Restated Credit Agreement are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands)
Revolving credit facility
Debt issuance costs	$2,297	$1,219
Accumulated amortization of debt issuance costs	(231)	(541)
Net deferred costs - Revolving credit facility	$2,066	$678

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(385)	(29)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(496)	(38)
Net deferred costs - Second Lien Notes	$5,987	$6,801
Total deferred financing costs and debt discount, net	$8,053	$7,479

Note 11 – 10% Series B Redeemable Preferred Stock

On December 8, 2017, in connection with the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin (the “White Wolf Acquisition”), the Company entered into a Series B Redeemable Preferred Stock Purchase Agreement (the “Series B Preferred Stock Agreement”) to issue 150,000 shares of the Company’s 10.00% Series B Redeemable Preferred Stock, par value of $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG (collectively, the “Series B Preferred Stock Purchasers”). The Company has the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company reflected the following in mezzanine equity for the Series B Preferred Stock as of September 30, 2018:

	Series B Preferred Shares	Series B Preferred Stock	Guaranteed Return	Total
	(In thousands, except share data)
December 31, 2017	150,626	$140,158	$710	$140,868
Return (16% IRR)	—	—	16,510	16,510
Dividends declared and paid or payable in cash	—	—	(6,827)	(6,827)
Dividends declared and paid-in-kind	4,554	4,554	(4,554)	—
Accretion of discount - deemed dividend	—	984	—	984
September 30, 2018	155,180	$145,696	$5,839	$151,535

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act that impact the Company include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (“AMT”); (3) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27, 2017 (with a phase-down of such expensing starting in 2023), (4) reducing the maximum deduction for net operating loss (“NOL”) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income and (5) imposing additional limits on future deductibility of interest expense and certain executive compensation.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s income tax provision was an expense of $22.9 million and a benefit of $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and an expense of $5.5 million and a benefit of $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was 37% and 7% for the three and nine months ended September 30, 2018, respectively. The effective tax rate differs from the enacted statutory rate of 21% for the three and nine months ended September 30, 2018 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement, and the impact of state income taxes.

As of September 30, 2018, the Company had approximately $33.4 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including NOL carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. As of September 30, 2018, we have a valuation allowance of $2.9 million. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years.

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

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of September 30, 2018, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 through 2017.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2018, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2018, the Company’s preliminary estimate of the Tax Receivable Agreement liability resulting from the distribution of the Cash Consideration to Tema in connection with the Transaction was approximately $50.4 million. However, the Company has not been able to determine that future payments under the Tax Receivable Agreement are likely to occur and therefore has concluded that no recognizable Tax Receivable Agreement liability has been incurred. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, this liability may change. The Company does not anticipate it will realize cash savings on its 2018 tax return as a result of tax attributes arising from the Transaction, however, it may record a liability in future periods if a payment under the Tax Receivable Agreement is anticipated for the 2018 tax year.

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

Note 13 – Stockholders’ Equity

Class A Common Stock. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Additionally, the Sponsor and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, restrictions on the transfer of (i) 33% of their common stock through the first anniversary of the closing date of the Transaction, which restrictions lapsed on April 27, 2018, and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share will be permitted between the first and second anniversaries of the closing date of the Transaction. Further, in connection with underwritten offerings by the Sponsor and Tema, and subject to certain conditions, sales of common stock at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share will be permitted.

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

 Holders of Class B Common Stock generally have the right to cause the Company to redeem all or a portion of their Rosehill Operating Common Units in exchange for shares of the Company’s Class A Common Stock on a one-to-one basis or, at the Company’s option, an equivalent amount of cash. The Company may, however, at its option, affect a direct exchange of cash or Class A Common Stock for such Rosehill Operating Common Units in lieu of such a redemption. Upon the future redemption or exchange of Rosehill Operating Common Units, a corresponding number of shares of Class B Common Stock will be canceled.

In the Transaction, the Company issued to Rosehill Operating 29,807,692 shares of its Class B Common Stock and 4,000,000 warrants exercisable for shares of its Class A Common Stock in exchange for 4,000,000 warrants exercisable for Rosehill Operating Common Units. Rosehill Operating immediately distributed the warrants and shares of Class B Common Stock to Tema.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Class F Common Stock. Upon the completion of the Transaction in April 2017, all of the outstanding Class F Common Stock (the “Founder Shares”) were automatically converted into 3,475,665 shares of Class A Common Stock in connection with the Transaction. As used herein, unless the context otherwise requires, the Founder Shares are deemed to include the shares of Class A Common Stock issued upon conversion of the Founder Shares and such converted shares continue to be subject to certain transfer restrictions.

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

The Company contributed the net proceeds of $70.8 million from its issuance of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants exercisable for shares of Class A Common Stock to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 shares of its Class A Common Stock to the PIPE Investors to consummate the Transaction. The net proceeds from the issuance of these shares of Series A Preferred Stock and warrants was attributed to the Series A Preferred Stock, warrants and Class A Common Stock contributed by the Sponsor to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A Common Stock and the closing price of the warrants on April 27, 2017.

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

Upon issuance of the Series A Preferred Stock in April 2017, the nondetachable conversion option embedded in the Series A Preferred Stock was evaluated pursuant to ASC 470-20 and the Company determined that a beneficial conversion feature existed as of the closing date of the Transaction. The beneficial conversion feature was recognized separately from the Series A Preferred Stock in the Company’s condensed consolidated financial statements. The Company recognized in additional paid-in-capital, with an offsetting reduction in the carrying amount of the Series A Preferred Stock, the value of the beneficial conversion feature at the commitment date of $6.7 million. Since the Company’s Series A Preferred Stock is perpetual and has no stated maturity date and no restrictions on conversion, the value attributable to the nondetachable conversion option was recognized immediately as a non-cash deemed dividend on the date that the Series A Preferred Stock was issued. Future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company’s Class A Common Stock on the dividend date, contain a beneficial conversion option determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to Rosehill Resources, Inc. common stockholders when such paid-in-kind shares of Series A Preferred Stock are granted.

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

The table below summarizes the Series A Preferred Stock dividends reflected in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 (in thousands):

Series A Preferred Stock paid-in-kind	$2,955
Series A Preferred Stock paid or payable in cash	2,952
Series A Preferred Stock dividends	$5,907

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment pursuant to the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017, upon the completion of the Transaction, and will expire on April 27, 2022. The Company may call the warrants for redemption if the reported last sale price of the Class A Common Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

There were 588,276 warrants issued in connection with the formation of the Company and 7,597,044 public warrants (the “Public Warrants”) issued in connection with KLRE’s initial public offering. Additionally, there were 8,408,838 warrants issued to the Sponsor and EarlyBirdCapital Inc. pursuant to a private placement (the “Private Placement Warrants”) in connection with the Company’s initial public offering. The Private Placement Warrants are not redeemable by the Company and are exercisable on a cashless basis so long as they are held by the initial holders or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants described above. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants described above.

In connection with the closing of the Transaction, the Company issued 5,000,000 warrants to the PIPE Investors and 4,000,000 warrants to Tema. These warrants were issued on the same terms, and are subject to the same rights and obligations, as described above.

As of September 30, 2018, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50. All warrants expire on April 27, 2022.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. On April 27, 2017, upon the closing of the Transaction, the noncontrolling interest in Rosehill Operating, held by Tema, was approximately 83.6%. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change when shares of Series A Preferred Stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s Long-Term Incentive Compensation plan and when Tema elects to exchange the Class B Common Stock received in connection with the transaction for shares of Class A Common Stock. At September 30, 2018, Tema held an approximate 81.6% noncontrolling interest in Rosehill Operating.

Note 14 - Stock-Based Compensation

Long-Term Incentive Plan

On May 22, 2018 at the Company’s annual meeting of stockholders, the stockholders of the Company approved an amendment and restatement of the Rosehill Resources Inc. Long-Term Incentive Plan (as amended and restated, the “LTIP”). The purpose of the amendment and restatement was to revise the definition of “Change in Control” included in the LTIP and to remove certain tax provisions that are no longer applicable following the repeal of the “qualified performance-based compensation” exception to the Section 162(m) deduction limitation by the Tax Act. The LTIP permits the grant of a number of different types of equity, equity-based, and cash awards to employees, directors and consultants, as determined by the Compensation Committee of the Board (the “Compensation Committee”), in its sole discretion. At the plan’s inception, 7,500,000 shares of Class A Common Stock were reserved for issuance under the LTIP.

As of September 30, 2018, the Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock-based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock-based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statement of Operations. The stock-based compensation expense recognized for the three months ended September 30, 2018 and 2017 was $2.1 million and $0.2 million, respectively, and $5.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 5,784,873 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the nine months ended September 30, 2018:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding - December 31, 2017	105,666	$7.95
Granted	156,653	7.57
Vested	(105,666)	7.95
Forfeited	—	—
Outstanding - September 30, 2018	156,653	$7.57

As of September 30, 2018, there was $0.9 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.8 years.

Stock-Settled Time-Based Restricted Stock Units

Stock-settled time-based restricted stock units entitle the holder to receive one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These stock-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	713,939	$9.88
Granted	523,350	6.67
Vested	(347,512)	9.44
Forfeited	(187,218)	7.98
Nonvested - September 30, 2018	702,559	$8.21

As of September 30, 2018, there was $4.6 million of unrecognized compensation cost related to nonvested stock-settled time-based restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

Market Based Performance Share Units

On March 26, 2018, the Company granted a target number of 432,973 market based performance share units at a fair value of $8.99 per share to certain employees. The market based performance share units cliff vest on December 31, 2020 and will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the nine months ended September 30, 2018:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	—	$—
Granted	432,973	8.99
Vested	(46,649)	8.99
Forfeited	(98,318)	8.99
Nonvested - September 30, 2018	288,006	$8.99

The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Class A Common Stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The following assumptions were used to value the market based performance awards:

Expected volatility	89.5%
Risk-free interest rate	2.4%
Dividend yield	—%
Expected life (years)	2.77

As of September 30, 2018, there was $2.1 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.

Cash-Settled Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 98,743 cash-settled restricted stock units to certain employees. Cash-settled restricted stock units entitle the holder to receive the cash equivalent of one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These cash-settled restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. Cash-settled restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock-based compensation expense for cash-settled restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the nine months ended September 30, 2018:

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2017	—	$—
Granted	98,743	6.62
Vested	—	—
Forfeited	(12,190)	6.60
Nonvested - September 30, 2018	86,553	$6.63

As of September 30, 2018, the Company had a liability for cash-settled restricted stock units of $0.1 million based on a closing price of $6.10 on September 28, 2018. As of September 30, 2018, there was $0.4 million of unrecognized compensation cost related to shares of cash-settled restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provides matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.1 million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Rosemore. Rosemore provided employee benefits and other administrative services to Rosehill Operating. During the three and nine months ended September 30, 2017, Rosemore incurred and Tema billed to Rosehill Operating approximately $3.1 million and $5.9 million, respectively, related to these services. Amounts incurred for employee benefits and other administrative services provided to Rosehill Operating by Rosemore prior to the Transaction were allocated to the Condensed Consolidated Statements of Operations as part of the carve-out financial statements – see “Cost Allocations” below. The costs incurred by Rosemore subsequent to the Transaction were billed to Rosehill Operating via the Transition Services Agreement (discussed under Transaction Service Agreement below) between Rosehill Operating and Tema. Rosemore did not provide these services to Rosehill Operating during the three and nine months ended September 30, 2018.

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance, and (iii) office space to Gateway and Marketing (“Gateway”). Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance, and (iv) legal services. The TSA terminated on October 27, 2018. Rosehill Operating did not incur significant costs related to providing services to Tema under the TSA for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company incurred and billed costs of $0.2 million and $0.6 million, respectively, related to services provided to Tema under the TSA. The amounts due from Tema at September 30, 2018 and December 31, 2017 were less than $0.1 million.

Gateway Gathering and Marketing. A portion of Rosehill Operating’s oil, natural gas and NGLs are sold to Gateway, a subsidiary of Rosemore. For the three months ended September 30, 2018 and 2017, revenues from production sold to Gateway were approximately $56.7 million and $11.4 million, respectively and $181.2 million and $36.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the related receivable due from Gateway was approximately $16.7 million and $13.6 million, respectively. For the three months ended September 30, 2018 and 2017, approximately $0.9 million and $0.3 million, respectively, and $2.5 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, was incurred related to a marketing and gathering agreement with Gateway. As of September 30, 2018, there was no payable due to Gateway related to the marketing and gathering agreement compared to a $0.2 million payable due to Gateway as of December 31, 2017.

Transaction expenses. Under the terms of the Transaction, the Company reimbursed Tema and Rosemore $1.6 million and $2.4 million, respectively, on April 27, 2017, for costs incurred in connection with the Transaction.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions. The LLC Agreement requires Rosehill Operating to make a corresponding cash distribution to the Company at any time a dividend is to be paid by the Company to the holders of its Series A Preferred Stock and Series B Preferred Stock. The LLC Agreement allows for distributions to be made by Rosehill Operating to its members on a pro rata basis in accordance with the number of Rosehill Operating Common Units owned by each member out of funds legally available therefor. The Company expects Rosehill Operating may make distributions out of distributable cash periodically to the extent permitted by the Amended and Restated Credit Agreement and necessary to enable the Company to cover its operating expenses and other obligations, as well as to make dividend payments, if any, to the holders of its Class A Common Stock. In addition, the LLC Agreement generally requires Rosehill Operating to make (i) pro rata distributions (in accordance with the number of Rosehill Operating Common Units owned by each member) to its members, including the Company, in an amount at least sufficient to allow the Company to pay its taxes and satisfy its obligations under the Tax Receivable Agreement and (ii) tax advances, which will be repaid upon a redemption, in an amount sufficient to allow each of the members of Rosehill Operating to pay its respective taxes on such holder’s allocable share of Rosehill Operating’s taxable income after taking into account certain other distributions or payments received by the unitholder from Rosehill Operating or the Company.

Cost Allocations. For periods prior to the Transaction, Tema allocated certain overhead costs associated with general and administrative services, including insurance, professional fees, facilities, information services, human resources and other support departments related to Rosehill Operating. Also included in the cost allocations are costs associated with employees covered under Rosemore’s defined benefit plan and long-term incentive compensation plan. Employees of Rosehill Operating no longer participate in either employee benefit plan. Overhead costs allocated were $1.5 million for the nine months ended September 30, 2017. There were no overhead costs allocated subsequent to the Transaction. Where costs incurred related to Rosehill Operating’s assets in the periods prior to the Transaction could not be determined by specific identification, the costs were primarily allocated proportionately on a Boe basis. Management believes the allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expense that would have been incurred had Rosehill Operating’s assets been a stand-alone company during the three months ended March 31, 2017.

Note 16 – Commitments and Contingencies

Commitments

Rights of Securities Holders. The holders of the Founder Shares, the Series A Preferred Stock, the Private Placement Warrants and unregistered Class A Common Stock are entitled to registration rights pursuant to certain agreements of the Company. In May 2017, the Company filed a registration statement registering the Founder Shares, the Series A Preferred Stock (and any shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock), the Private Placement Warrants (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants), the unregistered Class A Common Stock and the shares of Class A Common Stock issuable upon exercise of the outstanding Public Warrants. The registration statement has been effective since June 19, 2017.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Matters. Environmental assessments and remediation efforts are conducted at multiple locations, primarily previously owned or operated facilities. Environmental and clean-up costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recorded no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically as additional or new information is available. Environmental assessments and remediation costs for the three or nine months ended September 30, 2018 and 2017 did not have a material adverse effect on the financial condition, results of operations and cash flows.

Note 17 – Subsequent Events

On September 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as representative of the several underwriters named therein (the “Underwriters”), for a public offering of 6,150,000 shares of common stock (the “Class A Common Stock Offering”) at a public offering price of $6.10 per share ($5.795 per share net of underwriting discount and commissions). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 922,500 shares of Class A Common Stock.

On October 2, 2018, upon the closing of the Class A Common Stock Offering, the Company issued 6,150,000 shares of Class A Common Stock. The Company’s net proceeds from the Class A Common Stock Offering, net of underwriting discounts and commissions and offering costs, was $34.8 million. On October 5, 2018, the Underwriters exercised their option to purchase an additional 840,744 shares of Class A Common Stock at the Underwriters’ discount price of $5.795 per share. On October 10, 2018, the Company received net proceeds of approximately $4.9 million for the shares of Class A Common Stock sold pursuant to the exercise of the Underwriters’ option. The Company contributed all of the net proceeds from the Class A Common Stock Offering and the exercise of the Underwriters’ option to Rosehill Operating in exchange for Rosehill Operating Common Units, and the Company, as of October 10, 2018, owns 31.5% (or 43.0% assuming the conversion of the Company’s Rosehill Operating Series A preferred units into Rosehill Operating Common Units) of the outstanding Rosehill Operating Common Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Rosehill Resources,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Rosehill Resources Inc. and its subsidiaries, currently Rosehill Operating Company, LLC, and (ii) “Rosehill Operating” refer to Rosehill Operating Company, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 31.5%.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report on Form 10-K”), and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	our future financial performance;

•
our ability to realize the anticipated benefits of the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin that was consummated on December 8, 2017 (the “White Wolf Acquisition”);

•	our business strategy;

•	our reserves and future operating results;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	expansion plans and opportunities;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

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

We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 31.5% (or 43.0% assuming the conversion of Rosehill Operating Series A preferred units into Rosehill Operating common units).

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

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Crude Oil (per Bbl)	$55.07	$44.32	$58.32	$45.92
Natural Gas (per Mcf)	$1.82	$2.57	$1.87	$2.68
NGLs (per Bbl)	$28.16	$18.32	$23.98	$17.32

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

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Oil sales	$7,280	$1,144	$19,741	$3,646
Natural gas sales	263	188	669	559
NGL sales	713	198	1,477	541
Total revenues	$8,256	$1,530	$21,887	$4,746

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Commodity Revenues: (1)(2)	2018	2017	2018	2017
Oil sales	88%	75%	90%	77%
Natural gas sales	3	12	3	12
NGL sales	9	13	7	11
	100%	100%	100%	100%

(1)	Percentage totals may not sum or recalculate due to rounding.

(2)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three and Nine Months Ended September 30, 2018 and 2017

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Oil (MBbls)	1,322	258	3,385	794
Natural gas (MMcf)	1,450	732	3,577	2,089
NGL (MBbls)	253	108	616	312
Total (MBoe)	1,817	487	4,597	1,454
Average daily net production (Boe/d)	19,750	5,296	16,839	5,327

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

We had a net current liability of $53.3 million and a long-term liability of $56.3 million related to the following open commodity derivative instrument positions as of September 30, 2018:

	2018	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	699,000	2,664,000	960,000	360,000	300,000
Weighted average fixed price ($/Bbl)	$55.15	$53.59	$51.16	$50.42	$50.12
Natural gas:
Notional volume (MMBtu)	960,000	2,220,000	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$3.02	$2.88	$2.84	$2.85	$2.87
Ethane:
Notional volume (Gallons)	2,523,528	12,444,138	—	—	—
Weighted average fixed price ($/Gallons)	$0.35	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	1,682,352	8,296,218	—	—	—
Weighted average fixed price ($/Gallons)	$0.97	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	560,700	2,765,700	—	—	—
Weighted average fixed price ($/Gallons)	$1.53	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	182,000	601,000	—	—	—
Weighted average ceiling price ($/Bbl)	$61.28	$61.30	$—	$—	$—
Weighted average floor price ($/Bbl)	$57.53	$55.21	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	—	1,531,832	3,294,000	—	—
Weighted average ceiling price ($/Bbl)	$—	$68.52	$70.29	$—	$—
Weighted average floor price ($/Bbl)	$—	$57.62	$57.50	$—	$—
Weighted average sold put option price ($/Bbl)	$—	$45.51	$47.50	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	920,000	4,800,832	3,513,600	—	—
Weighted average fixed price ($/Bbl)	$(4.95)	$(4.93)	$(1.43)	$—	$—

Argus WTI roll:
Notional volume (Bbls)	920,000	—	—	—	—
Weighted average fixed price ($/Bbl)	$1.14	$—	$—	$—	$—

Natural gas basis swaps
EP Permian
Notional volume (MMBtu)	—	1,781,472	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$—	$(1.03)	$(1.03)	$—	$—

If there are no changes in the forward curve market prices as of September 30, 2018, we will incur a realized loss of $10.5 million, $60.1 million, $32.4 million, $4.0 million and $2.5 million for the remainder of 2018, 2019, 2020, 2021, and 2022, respectively. See Note 5 - Derivative Instruments in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

Income Taxes

Rosehill Operating is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and is not subject to U.S. federal income tax. Rosehill Resources is a C corporation and is subject to U.S. federal, state and local income taxes. Any taxable income or loss generated by Rosehill Operating is passed through to and included in Rosehill Resources and the noncontrolling interest taxable income or loss. On a consolidated basis, our effective tax rate will differ from the enacted statutory rate of 21% and will fluctuate from period to period primarily due to the allocation of profits and losses to Rosehill Resources and the noncontrolling interest holder in accordance with the LLC Agreement and the impact of state income taxes.

Non-GAAP Financial Measure

Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by our management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) before interest expense, net, income tax expense (benefit), DD&A, accretion, impairment of oil and natural gas properties, exploration costs, stock-settled stock-based compensation, (gains) losses on commodity derivatives excluding net cash receipts (payments) on settled commodity derivatives, one-time costs incurred in connection with the Transaction, gains and losses from the sale of property and equipment, (gains) losses on asset retirement obligation settlements, and other non-cash operating items. Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles (“U.S. GAAP”).

Management believes Adjusted EBITDAX is useful because it allows them to more effectively evaluate operating performance and compare our results of operations from period to period and against our peers without regard to financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with U.S. GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that its results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measures of other companies.

We have provided below a reconciliation of Adjusted EBITDAX to net loss, the most directly comparable U.S. GAAP financial measure.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(84,890)	$(4,202)	$(83,982)	$(1,202)
Interest expense, net	5,363	300	13,892	1,274
Income tax expense (benefit)	22,923	(923)	5,523	(650)
Depreciation, depletion, amortization and accretion	47,469	8,383	104,784	26,150
Unrealized (gain) loss on commodity derivatives, net	62,315	1,923	91,360	(1,589)
Transaction costs	—	149	—	2,618
Stock settled stock-based compensation	2,052	175	5,274	175
Exploration costs	1,348	434	3,659	1,208
(Gain) loss on disposition of property and equipment	29	—	325	(11)
Other non-cash (income) expense, net	105	134	(52)	100
Adjusted EBITDAX	$56,714	$6,373	$140,783	$28,073

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months
	Ended September 30,
	2018	2017	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$72,799	$11,435	$61,364	537%
Natural gas sales	2,633	1,881	752	40
NGL sales	7,125	1,979	5,146	260
Total revenues	$82,557	$15,295	$67,262	440%

Average sales price (1):
Oil (per Bbl)	$55.07	$44.32	$10.75	24%
Natural gas (per Mcf)	1.82	2.57	(0.75)	(29)
NGLs (per Bbl)	28.16	18.32	9.84	54
Total (per Boe)	$45.44	$31.41	$14.03	45%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$42.68	$32.38	$10.30	32%

Net Production:
Oil (MBbls)	1,322	258	1,064	412%
Natural gas (MMcf)	1,450	732	718	98
NGLs (MBbls)	253	108	145	134
Total (MBoe)	1,817	487	1,330	273%

Average daily net production volume:
Oil (Bbls/d)	14,370	2,801	11,569	413%
Natural gas (Mcf/d)	15,761	7,958	7,803	98
NGLs (Bbls/d)	2,750	1,169	1,581	135
Total (Boe/d)	19,750	5,296	14,454	273%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volumes and higher average sales prices. The increase in average sales price contributed approximately $15.6 million of the increase in total revenues and the increase in sales volume contributed approximately $51.7 million of the increase in total revenues. The increase in sales volume is primarily attributable to additional wells going into production in 2017 and 2018.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months
	Ended September 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$9,205	$2,944	$6,261	213%
Production taxes	4,034	707	3,327	471
Gathering and transportation	1,327	835	492	59
Depreciation, depletion, amortization and accretion	47,469	8,383	39,086	466
Exploration costs	1,348	434	914	211
General and administrative, excluding stock-based compensation	6,266	4,894	1,372	28
Stock-based compensation	2,076	175	1,901	1,086
Transaction costs	—	149	(149)	(100)
(Gain) loss on disposition of property and equipment	29	—	29	100
Total operating expenses	$71,754	$18,521	$53,233	287%
Operating expenses per Boe:
Lease operating expenses	$5.07	$6.05	$(0.98)	(16)%
Production taxes	2.22	1.45	0.77	53
Gathering and transportation	0.73	1.71	(0.98)	(57)
Depreciation, depletion, amortization and accretion	26.12	17.21	8.91	52
Exploration costs	0.74	0.89	(0.15)	(17)
General and administrative, excluding stock-based compensation	3.45	10.05	(6.60)	(66)
Stock-based compensation	1.14	0.36	0.78	217
Transaction costs	—	0.31	(0.31)	(100)
(Gain) loss on disposition of property and equipment	0.02	—	0.02	100
Total operating expenses per Boe	$39.49	$38.03	$1.46	4%

Lease operating expenses (“LOE”). The increase in LOE was due to higher sales volumes, partially offset by a lower average LOE rate. The increase in sales volume contributed approximately $8.0 million of the increase in LOE, partially offset by approximately $1.8 million due to a decrease in average LOE per Boe . The higher sales volume is primarily attributable to additional wells going into production throughout 2017 and 2018. The lower LOE rate is primarily due to economies of scale.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 440% and production taxes increased by 471%. Production taxes as a percentage of total revenues were approximately 4.9% and 4.6% for the three months ended September 30, 2018 and 2017, respectively.

Gathering and transportation. Gathering and transportation expenses are primarily incurred with natural gas and NGL production. Gathering and transportation expenses increased by approximately $1.0 million due to an increase in sales volume of natural gas and NGLs partially offset by a decrease of approximately $0.5 million due to a decrease in gathering and transportation expense per Boe of natural gas and NGLs. The gathering and transportation expense per Boe decreased due to the disposition of our Barnett Shale assets in the fourth quarter of 2017, which had higher gathering and transportation expenses per Boe.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months
	Ended September 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A
Depreciation, depletion, and amortization of oil and gas properties	$47,108	$8,230	$38,878	472%
Depreciation of other property and equipment	201	88	113	128
Accretion expense	160	65	95	146
	$47,469	$8,383	$39,086	466%

DD&A per Boe
Depreciation, depletion, and amortization of oil and gas properties	$25.93	$16.90	$9.03	53%
Depreciation of other property and equipment	0.11	0.19	(0.08)	(42)
Accretion expense	0.09	0.13	(0.04)	(31)
Total DD&A per Boe	$26.13	$17.22	$8.91	52%

DD&A for oil and gas properties increased by approximately $38.9 million due to an increase of approximately $22.5 million related to an increase in production and an increase of approximately $16.4 million due to an increase in the DD&A rate.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals, and drilling costs of exploratory wells that are determined to be unsuccessful. The increase for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to ongoing seismic studies of the acreage we acquired in the White Wolf Acquisition.

General and Administrative (“G&A”), excluding stock-based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of approximately $1.4 million as a result of an increase in full-time employees.

Stock-based compensation. In April 2017, the stockholders approved the Rosehill Resources Inc. Long-Term Incentive Plan and grants were made beginning in July 2017. The increase to stock-based compensation was attributable to a greater amount of stock-based compensation outstanding during the three months ended September 30, 2018 compared to the same period in 2017.

Transaction costs. We incurred transaction expenses of $0.1 million during the three months ended September 30, 2017 related to the Transaction. We did not incur such costs in 2018 and do not expect to incur such costs from our normal operations going forward.

(Gain) loss on disposition of property and equipment. The loss on disposition of property and equipment for the three months ended September 30, 2018 primarily relates to losses on asset retirement obligation settlements.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months
	Ended September 30,
	2018	2017	Change	Change %
	(In thousands)
Other (expense) income:
Interest expense, net	$(5,363)	$(300)	$(5,063)	1,688%
Gain (loss) on commodity derivative instruments, net	(67,314)	(1,451)	(65,863)	4,539
Other income (expense), net	(93)	(148)	55	(37)
Total other income (expense), net	$(72,770)	$(1,899)	$(70,871)	3,732%

Interest Expense. The increase was primarily due to interest incurred of $2.5 million on the issuance of $100 million aggregate principal amount of 10.00% Senior Secured Second Lien Notes (the “Second Lien Notes”) on December 8, 2017. There was also an increase of $2.1 million in interest expense related to our credit facility primarily as a result of an increase in borrowings outstanding during the three months ended September 30, 2018. Furthermore, there was an increase of $0.4 million in amortization of debt discount and issuance costs primarily related to the Second Lien Notes.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for the three months ended September 30, 2018 is comprised of net losses of $5.0 million on cash settlements and net losses of $62.3 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended September 30, 2017 is comprised of net gains of $0.5 million on cash settlements and net losses of $1.9 million on marked-to-market adjustments on unsettled positions.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Nine Months
	Ended September 30,
	2018	2017	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$197,414	$36,464	160,950	441%
Natural gas sales	6,686	5,592	1,094	20%
NGL sales	14,770	5,405	9,365	173%
Total revenues	218,870	47,461	171,409	361%

Average sales price (1):
Oil (per Bbl)	58.32	45.92	12.40	27%
Natural gas (per Mcf)	1.87	2.68	(0.81)	(30)%
NGLs (per Bbl)	23.98	17.32	6.66	38%
Total (per Boe)	47.61	32.64	14.97	46%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	43.87	32.75	11.12	34%

Net Production:
Oil (MBbls)	3,385	794	2,591	326%
Natural gas (MMcf)	3,577	2,089	1,488	71%
NGLs (MBbls)	616	312	304	97%
Total (MBoe)	4,597	1,454	3,143	216%

Average daily net production volume:
Oil (Bbls/d)	12,399	2,908	9,491	326%
Natural gas (Mcf/d)	13,103	7,651	5,452	71%
NGLs (Bbls/d)	2,256	1,144	1,112	97%
Total (Boe/d)	16,839	5,327	11,512	216%

(1)	Excluding the effects of realized and unrealized commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volumes and higher average sales prices. The increase in average sales price contributed approximately $43.2 million of the increase in total revenues and the increase in sales volume contributed approximately $128.2 million of the increase in total revenues. The increase in sales volume is primarily attributable to additional wells going into production in 2017 and 2018.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months
	Ended September 30,
	2018	2017	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$29,315	$6,479	$22,836	352%
Production taxes	10,515	2,174	8,341	384
Gathering and transportation	3,246	2,329	917	39
Depreciation, depletion, amortization and accretion	104,784	26,150	78,634	301
Exploration costs	3,659	1,208	2,451	203
General and administrative, excluding stock-based compensation	18,005	8,563	9,442	110
Stock-based compensation	5,364	175	5,189	2,965
Transaction costs	—	2,618	(2,618)	(100)
(Gain) loss on disposition of property and equipment	325	(11)	336	(3,055)
Total operating expenses	$175,213	$49,685	$125,528	253%
Operating expenses per Boe:
Lease operating expenses	$6.38	$4.46	$1.92	43%
Production taxes	2.29	1.50	0.79	53
Gathering and transportation	0.71	1.60	(0.89)	(56)
Depreciation, depletion, amortization and accretion	22.79	17.98	4.81	27
Exploration costs	0.80	0.83	(0.03)	(4)
General and administrative, excluding stock-based compensation	3.92	5.89	(1.97)	(33)
Stock-based compensation	1.17	0.12	1.05	875
Transaction costs	—	1.80	(1.80)	(100)
(Gain) loss on disposition of property and equipment	0.07	(0.01)	0.08	(800)
Total operating expenses per Boe	$38.13	$34.17	$3.96	12%

Lease operating expenses. The increase in LOE was due to higher sales volumes and higher average LOE rate. The increase in average LOE per Boe contributed approximately $8.8 million of the increase in LOE and the increase in sales volume contributed approximately $14.0 million of the increase in LOE. The higher sales volume is primarily attributable to additional wells going into production throughout 2017 and 2018. The higher LOE rate is primarily due to increases in water disposal costs and equipment rentals.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 361% and production taxes increased by 384%. Production taxes as a percentage of total revenues were approximately 4.8% and 4.6% for the nine months ended September 30, 2018 and 2017, respectively.

Gathering and transportation. Gathering and transportation expenses are primarily incurred with natural gas and NGL production. Gathering and transportation expenses increased by approximately $1.9 million due to an increase in sales volume of natural gas and NGLs partially offset by a decrease of approximately $1.0 million due to a decrease in gathering and transportation expense per Boe of natural gas and NGLs. The gathering and transportation expense per Boe decreased due to the disposition of our Barnett Shale assets in the fourth quarter of 2017, which had higher gathering and transportation expenses per Boe.

Depreciation, Depletion, Amortization and Accretion Expense.  See the following table for a breakdown of DD&A:

	Nine Months
	Ended September 30,
	2018	2017	Change	Change %
Components of DD&A	(In thousands, except per Boe data)
Depreciation, depletion, and amortization of oil and gas properties	$103,823	$25,697	$78,126	304%
Depreciation of other property and equipment	519	255	264	104
Accretion expense	442	198	244	123
	$104,784	$26,150	$78,634	301%

DD&A per Boe
Depreciation, depletion, and amortization of oil and gas properties	$22.58	$17.67	$4.91	28%
Depreciation of other property and equipment	0.11	0.17	(0.06)	(35)
Accretion expense	0.10	0.13	(0.03)	(23)
Total DD&A per Boe	$22.79	$17.97	$4.82	27%

DD&A for oil and gas properties increased by approximately $78.1 million due to an increase of approximately $55.5 million related to an increase in production and an increase of approximately $22.6 million due to an increase in DD&A rate.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals, and drilling costs of exploratory wells that are determined to be unsuccessful. The increase for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to ongoing seismic studies of the acreage we acquired in the White Wolf Acquisition.

General and Administrative, excluding stock-based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of approximately $5.9 million as a result of an increase in full-time employees. Also, there was an increase of approximately $1.2 million for public company expenses such as board of director fees and expenses, public relations costs, filing fees, audit fees, and legal fees. Furthermore, we incurred an increase of approximately $1.0 million in fees for consultants to assist with various corporate functions such as accounting and human resources. These expenses were not incurred at the same levels, or at all, in periods prior to the Transaction. The remaining increase primarily relates to an increase in general corporate costs such as insurance, office leases, and employee costs.

Stock-based compensation. The increase in stock-based compensation was attributable a greater amount of stock-based compensation outstanding during the nine months ended September 30, 2018 compared to the same period in 2017.

Transaction costs. We incurred transaction expenses of $2.6 million during the nine months ended September 30, 2017 related to the Transaction. We did not incur such costs in 2018 and do not expect to incur such costs from our normal operations going forward.

(Gain) loss on disposition of property and equipment. The loss on disposition of property and equipment for the nine months ended September 30, 2018 primarily relates to the write-off of non-producing assets and losses on asset retirement obligation settlements.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Nine Months
	Ended September 30,
	2018	2017	Change	Change %
	(In thousands)
Other (expense) income:
Interest expense, net	$(13,892)	$(1,274)	$(12,618)	990%
Gain (loss) on commodity derivative instruments, net	(108,553)	1,751	(110,304)	(6,299)%
Other income (expense), net	329	(105)	434	(413)%
Total other income (expense), net	$(122,116)	$372	$(122,488)	(32,927)%

Interest Expense. The increase was primarily due to interest incurred of $7.5 million on the issuance of the Second Lien Notes. There was also an increase of $3.8 million in interest expense related to our credit facility primarily as a result of an increase in borrowings outstanding during the nine months ended September 30, 2018. Furthermore, there was an increase of $1.6 million to amortization of debt discount and issuance costs primarily related to the Second Lien Notes and the write-off of the unamortized debt issuance costs associated with our old revolving credit facility when we secured a new revolving credit facility in March 2018.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for nine months ended September 30, 2018 is comprised of net losses of $17.2 million on cash settlements and net losses of $91.4 million on mark-to-market adjustments on unsettled positions. The total net gain for the nine months ended September 30, 2017 is comprised of net gains of $0.2 million on cash settlements and net gains of $1.6 million on marked-to-market adjustments on unsettled positions.

Capital Requirements and Sources of Liquidity

  Overview

Our development and acquisition activities require us to make significant operating and capital expenditures. Historically our primary sources of liquidity have been cash flows from operations, financing entered into in connection with the Transaction and the White Wolf Acquisition, proceeds from the sale of assets in the Barnett Shale, proceeds from our public offering of Class A Common Stock, and borrowings under our credit facility. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties, payments of operating and general and administrative costs, and interest payments on outstanding debt.

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our credit facility, the issuance of up to $50 million of additional Series B Preferred Stock and/or opportunistically accessing the capital markets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, growth of our borrowing base, and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, and other liquidity requirements, through at least the next 12 months. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program. Further, our credit agreement contains a financial covenant requiring us to maintain a current ratio of 1.0 to 1.0 at the end of each quarter.  As of September 30, 2018, we were not in compliance with the current ratio covenant. We received a waiver of compliance from our lenders to waive this violation for the quarter ended September 30, 2018. If we do not sufficiently reduce our capital expenditures in the future or obtain additional financing prior to our next borrowing base redetermination date, we may be required to seek another waiver from our lenders with respect to our compliance with our current ratio covenant.  Our next scheduled redetermination date is April 1, 2019, although we have the right to request a redetermination prior to that date. See “Debt Agreements” below for a further discussion of our credit agreement, including our financial covenants.

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

Working Capital Analysis

We define working capital as current assets less current liabilities. At September 30, 2018 and December 31, 2017, we had working capital deficits of $98.8 million and $59.9 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $11.0 million and $20.7 million, at September 30, 2018 and December 31, 2017, respectively. Effective June 29, 2018, the borrowing base under our credit facility increased from $150 million to $210 million, with borrowings of $194.0 million outstanding at September 30, 2018. We expect that the pace of development activities, production volumes, commodity prices, and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$116,522	$35,527
Net cash used in investing activities	(314,039)	(100,333)
Net cash provided by (used in) financing activities	183,836	61,028
Net decrease in cash and cash equivalents	$(13,681)	$(3,778)

Operating Activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes, and associated changes in working capital. The increase in net cash provided by operating activities of $81.0 million was primarily due to an increase in production and realized prices increasing revenues by $171.4 million partially offset by an increase in cash related expenses of $73.2 million and an increase in loss on hedge settlements of $17.2 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 included $293.0 million attributable to the development of oil and natural gas properties, $15.2 million for the acquisition of land and leasehold, royalty, and mineral interests, $4.0 million for the release of the escrow deposit for the White Wolf Acquisition, and $1.8 million for additions to other property and equipment. For the nine months ended September 30, 2017, net cash used in investing activities included $93.5 million attributable to the development of oil and natural gas properties and $6.5 million to acquire additional interest in wells we operate in Loving County.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 primarily consists of net borrowings of $194.0 million under our revolving credit facility partially offset by $7.4 million of dividend payments and $2.5 million of debt issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2017 primarily consisted of $90.8 million from the issuance of the Series A Preferred Stock and $18.7 million of proceeds from the Transaction partially offset by a distribution to Tema in the amount of $40.5 million, net cash payments on our revolving credit facility of $5.0 million, and a $2.3 million distribution to Tema.

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

Borrowings under the Amended and Restated Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at LIBOR plus an applicable margin ranging from 2.00% to 3.00%. The Amended and Restated Credit Agreement will mature on August 31, 2022, with an automatic extension to March 28, 2023 upon the payment in full of the Second Lien Notes if there is no event of default under the senior secured revolving credit facility during the time of such extension.

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain compliance with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding certain non-cash assets) to consolidated current liabilities (excluding certain non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0,

•
a leverage ratio, which is the ratio of the sum of Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 (the calculation of which will be modified once the Second Lien Notes and the Series B Redeemable Preferred Stock are no longer outstanding), and

•
a coverage ratio, which is the ratio of EBITDAX to the sum of Interest Expense plus the aggregate amount of certain Restricted Payments (as such terms are defined in the Amended and Restated Credit Agreement) made during the preceding four fiscal quarters, of not less than 2.5 to 1.0 (such ratio expiring once the Series B Redeemable Preferred Stock are no longer outstanding).

We were in compliance with the leverage ratio and coverage ratio in the Amended and Restated Credit Agreement for the measurement period ended September 30, 2018. As of September 30, 2018, we were not in compliance with the current ratio covenant. We received a waiver of compliance from our lenders to waive this violation for the quarter ended September 30, 2018.

For additional information regarding our Amended and Restated Credit Agreement, see Note 10 - Long-term Debt, net in the condensed consolidated financial statements under Part I, Item 1 of the Quarterly Report on Form 10-Q.

Second Lien Notes. On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 to EIG Global Energy Partners, LLC (“EIG”) under and pursuant to the terms of that certain Note Purchase Agreement, dated as of December 8, 2017 (as amended by the Limited Consent and First Amendment to the Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating and us, the holders of the Second Lien Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended September 30, 2018.

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

Preferred Stock and Warrants

We are authorized to issue up to 1,000,000 shares of our preferred stock, of which 150,000 have been designated as Series A Preferred Stock and 210,000 have been designated as Series B Preferred Stock. On April 27, 2017, we issued 75,000 shares of Series A Preferred Stock and 5,000,000 warrants (exercisable for shares of Class A Common Stock) in a private placement to certain qualified institutional buyers and accredited investors for net proceeds of $70.8 million. We issued an additional 20,000 shares of Series A Preferred Stock to Rosemore Holdings, Inc. and KLR Energy Sponsor, LLC in connection with the closing of the Transaction. See Note 2 - Summary of Significant Accounting Policies and Recently Issued Accounting Standards in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our preferred stock and warrants issuance.

On December 8, 2017, in connection with the White Wolf Acquisition, we issued 150,000 shares of Series B Preferred Stock, par value of $0.0001 per share, to EIG (the “Series B Preferred Stock Purchasers”) for an aggregate purchase price of $150.0 million, less transaction costs and up-front fees of approximately $10.0 million. We have the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in the aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminates on December 8, 2018.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an ‘‘emerging growth company’’, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an ‘‘emerging growth company,’’ whichever is earlier.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

Interest Rate Risk

As of September 30, 2018, we had $194.0 million outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 5.1%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBOR plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on annual interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $1.9 million. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. Our Second Lien Notes have a fixed interest rate of 10.0%.

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
10.1	Amended and Restated Rosehill Resources Inc. Long-Term Incentive Plan. (5)
10.2	Global Amendment to Outstanding Awards under the Rosehill Resources Inc. Long-Term Incentive Plan, effective as of July 23, 2018. (4)
10.3	Offer Letter between Gary C. Hanna and Rosehill Operating Company, LLC, dated as of September 6, 2018. (5)
10.4*	Restricted Stock Grant Notice
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
 * Filed herewith
** Furnished herewith

(1) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 3, 2017.
(2) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on May 11, 2018.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 14, 2017.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 27, 2018.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 12, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEHILL RESOURCES INC.

By:	/s/ Gary C. Hanna
Gary C. Hanna
Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. Craig Owen
R. Craig Owen
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2018