Form 10-Q
period 2019-03-31
Rosehill Resources Inc.
filed 2019-05-15
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ROSE	The NASDAQ Capital Market
Class A Common Stock Public Warrants	ROSEW	The NASDAQ Capital Market
Class A Common Stock Public Units	ROSEU	The NASDAQ Capital Market

As of May 10, 2019, 14,395,987 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,652	$20,157
Accounts receivable	32,993	32,260
Accounts receivable, related parties	—	78
Derivative assets	2,293	30,819
Prepaid and other current assets	1,700	1,371
Total current assets	42,638	84,685
Property and equipment:
Oil and natural gas properties (successful efforts), net	703,474	666,797
Other property and equipment, net	2,426	2,592
Total property and equipment, net	705,900	669,389
Other assets, net	5,355	4,678
Derivative assets	13,796	58,314
Total assets	$767,689	$817,066
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,525	$21,013
Accounts payable, related parties	12	287
Derivative liabilities	29,680	—
Accrued liabilities and other	37,007	27,335
Accrued capital expenditures	35,147	30,529
Total current liabilities	122,371	79,164
Long-term liabilities:
Long-term debt, net	301,590	288,298
Asset retirement obligations	13,772	13,524
Deferred tax liabilities	12,272	9,278
Derivative liabilities	641	696
Other liabilities	3,654	3,658
Total long-term liabilities	331,929	315,454
Total liabilities	454,300	394,618
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock; $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 156,746 shares issued and outstanding as of March 31, 2019 and December 31, 2018	157,053	155,111
Stockholders’ equity
Series A Preferred Stock; $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 101,669 shares issued and outstanding as of March 31, 2019 and December 31, 2018	84,631	84,631
Class A Common Stock; $0.0001 par value, 250,000,000 shares authorized and 14,287,321 and 13,760,136 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3	3
Additional paid-in capital	35,256	42,271
Retained earnings (accumulated deficit)	(3,502)	26,661
Total common stockholders’ equity	31,758	68,936
Noncontrolling interest	39,947	113,770
Total stockholders’ equity	156,336	267,337
Total liabilities, mezzanine and stockholders’ equity	$767,689	$817,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil sales	$65,853	$51,554
Natural gas sales	1,474	1,745
Natural gas liquids sales	4,533	2,487
Total revenues	71,860	55,786
Operating expenses:
Lease operating expenses	10,370	8,885
Production taxes	3,503	2,640
Gathering and transportation	2,361	712
Depreciation, depletion, amortization and accretion	35,964	20,809
Exploration costs	1,255	436
General and administrative	9,055	7,097
Loss on disposition of property and equipment	9	133
Total operating expenses	62,517	40,712
Operating income	9,343	15,074
Other income (expense):
Interest expense, net	(5,600)	(3,867)
Loss on commodity derivative instruments, net	(104,571)	(21,285)
Other income, net	62	132
Total other expense, net	(110,109)	(25,020)
Loss before income taxes	(100,766)	(9,946)
Income tax expense (benefit)	3,306	(2,190)
Net loss	(104,072)	(7,756)
Net loss attributable to noncontrolling interest	(73,909)	(14,076)
Net loss attributable to Rosehill Resources Inc. before preferred stock dividends	(30,163)	6,320
Series A Preferred Stock dividends and deemed dividends	2,006	1,928
Series B Preferred Stock dividends, deemed dividends, and return	5,808	5,733
Net loss attributable to Rosehill Resources Inc. common stockholders	$(37,977)	$(1,341)
Loss per common share:
Basic	$(2.75)	$(0.22)
Diluted	$(2.75)	$(0.22)
Weighted average common shares outstanding:
Basic	13,830	6,222
Diluted	13,830	6,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

Three Months Ended March 31, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	101,669	$84,631	13,760,136	$1	29,807,692	$3	$42,271	$26,661	$68,936	$113,770	$267,337
Net loss	—	—	—	—	—	—	—	(30,163)	(30,163)	(73,909)	(104,072)
Restricted stock issued	—	—	558,239	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(31,054)	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	—	—	974	—	974	—	974
Series A Preferred Stock dividends	—	—	—	—	—	—	(2,006)	—	(2,006)	—	(2,006)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(5,808)	—	(5,808)	—	(5,808)
Equity shift	—	—	—	—	—	—	(86)	—	(86)	86	—
Balance at March 31, 2019	101,669	$84,631	14,287,321	$1	29,807,692	$3	$35,256	$(3,502)	$31,758	$39,947	$156,336

Three Months Ended March 31, 2018:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net income (loss)	—	—	—	—	—	—	—	6,320	6,320	(14,076)	(7,756)
Stock based compensation	—	—	—	—	—	—	1,462	—	1,462	—	1,462
Series A Preferred stock dividends	964	964	—	—	—	—	—	(1,928)	(1,928)	—	(964)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	(1,341)	(4,392)	(5,733)	—	(5,733)
Equity Shift	—	—	—	—	—	—	(960)	—	(960)	960	—
Balance at March 31, 2018	98,662	$81,624	6,222,299	$1	29,807,692	$3	$29,107	$—	$29,111	$(1,062)	$109,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(104,072)	$(7,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, accretion and impairment of oil and gas properties	35,964	20,809
Deferred income taxes	2,994	(2,190)
Stock-based compensation	974	1,462
Loss on sale of fixed assets	9	133
Loss on derivative instruments	104,490	21,185
Net cash received (paid) in settlement of derivative instruments	(1,821)	(3,043)
Amortization of debt issuance costs	427	943
Settlement of asset retirement obligations	(8)	(8)
Changes in operating assets and liabilities:
Increase in accounts receivable and accounts receivable, related parties	(650)	(16,719)
(Increase) decrease in prepaid and other assets	(329)	105
Increase in accounts payable and accrued liabilities and other	13,670	4,162
Decrease in accounts payable, related parties	(275)	(211)
Net cash provided by operating activities	51,373	18,872
Cash flows from investing activities:
Additions to oil and natural gas properties	(75,825)	(109,310)
Acquisition of White Wolf	—	(4,005)
Deposit received - Tatanka Asset sale	1,100	—
Additions to other property and equipment	(55)	(799)
Net cash used in investing activities	(74,780)	(114,114)
Cash flows from financing activities:
Proceeds from revolving credit facility	13,000	147,602
Repayment on revolving credit facility	—	(68,000)
Debt issuance costs	(644)	(1,547)
Dividends paid on preferred stock	(3,362)	(936)
Restricted stock used for tax withholdings	(89)	—
Payment on capital lease obligation	(3)	(8)
Net cash provided by financing activities	8,902	77,111
Net decrease in cash, cash equivalents, and restricted cash	(14,505)	(18,131)
Cash and cash equivalents beginning of period	20,157	24,682
Cash and cash equivalents end of period	$5,652	$6,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$3,424	$2,924

Supplemental noncash activity:
Asset retirement obligations incurred	$66	$1,307
Changes in accrued capital expenditures	(4,618)	18,254
Changes in accounts payable for capital expenditures	8,264	(6,526)
Series A Preferred Stock dividends paid-in-kind	—	964
Series A Preferred Stock cash dividends declared and payable	2,006	964
Series B Preferred Stock dividends paid-in-kind	—	1,486
Series B Preferred Stock cash dividends declared and payable	3,866	2,228
Series B Preferred Stock return	1,577	1,317
Series B Preferred Stock deemed dividend	365	291

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

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. As of March 31, 2019, the Company owns approximately 32.4% of the common units of Rosehill Operating (the “Rosehill Operating Common Units”) and Tema owns approximately 67.6% of the Rosehill Operating Common Units.

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

Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Adopted in 2019

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

ASC 606 became effective for the Company on January 1, 2019, and the Company has elected to adopt it using the modified retrospective method. The Company has completed its review of the impact of ASC 606 on its significant contracts and determined that the Company was not required to record a cumulative effect adjustment to retained earnings. The implementation of ASC 606 did result in changes to the presentation of “Revenues” and “Gathering and transportation” on the Company’s Condensed Consolidated Statement of Operations. Prior to adoption, the Company recorded all gathering and processing fees incurred for natural gas and NGLs in “Gathering and transportation.” After adoption of ASC 606, where the Company delivers raw gas to midstream processing companies and retains control of its natural gas and plant products until tailgate of the plant, the cost of such gathering and processing will continue to be reflected in the Company’s “Gathering and transportation” as has been its practice historically. In the case where the Company delivers raw gas to the midstream processing companies and transfers control of its raw natural gas at the inlet to the midstream processing companies, such costs are being reported as a reduction to “Natural gas sales” and “Natural gas liquids sales.” Upon adoption, we have also expanded disclosures related to revenue recognition. See Note 17 - Revenue from Contracts with Customers.

Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires, among other things, public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. For the Company, these changes became effective on January 1, 2019. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. The adoption of ASU 2016-01 and ASU 2018-03 has been evaluated by the Company and the adoption does not have a significant impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 – Loss Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and loss per share for the indicated periods:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net loss (numerator):
Net loss attributable to common stockholders of Rosehill Resources Inc. - basic and diluted	$(37,977)	$(1,341)

Weighted average shares (denominator):
Weighted average shares – basic and diluted	13,830	6,222

Basic and diluted loss per share	$(2.75)	$(0.22)

For the three months ended March 31, 2019, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.8 million shares of Class A Common Stock issuable upon conversion of the Company’s 8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and 2.3 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

For the three months ended March 31, 2018, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.5 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 1.7 million shares of Class A Common Stock issuable upon vesting under the Company’s Long-Term Incentive Plan from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Revenue receivable	$32,227	$28,876
Realized derivative receivable	101	2,229
Joint interest billings	126	640
Other	539	515
Accounts receivable	$32,993	$32,260

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

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and offset amounts in the condensed consolidated balance sheets:

	March 31, 2019
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$14,579	$(12,286)	$2,293
Commodity derivatives - non-current	40,624	(26,828)	13,796
Total assets	$55,203	$(39,114)	$16,089

Liabilities
Commodity derivatives - current	$(41,966)	$12,286	$(29,680)
Commodity derivatives - non-current	(26,854)	26,828	(26)
Series B Preferred Stock bifurcated derivative - non-current	(615)	—	(615)
Total liabilities	$(69,435)	$39,114	$(30,321)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, the open commodity derivative positions with respect to future production were as follows:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	1,998,000	1,960,000	2,160,000	1,100,000
Weighted average fixed price ($/Bbl)	$53.59	$60.09	$61.21	$58.42
Natural gas:
Notional volume (MMBtu)	2,438,364	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$2.87	$2.84	$2.85	$2.87
Ethane:
Notional volume (Gallons)	9,960,552	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	6,640,452	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	2,213,820	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	406,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.98	$—	$—	$—
Weighted average floor price ($/Bbl)	$54.68	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	1,332,039	3,294,000	—	—
Weighted average ceiling price ($/Bbl)	$68.66	$70.29	$—	$—
Weighted average floor price ($/Bbl)	$57.61	$57.50	$—	$—
Weighted average sold put option price ($/Bbl)	$45.69	$47.50	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	3,736,039	5,254,000	2,160,000	1,100,000
Weighted average fixed price ($/Bbl)	$(4.82)	$(0.83)	$0.39	$0.39

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	2,466,780	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.13)	$(1.03)	$—	$—

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2019 and 2018, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Realized loss on derivatives
Commodity derivative options	$1,500	$19
Commodity derivative swaps	(2,523)	(3,062)
Total realized loss on derivatives	$(1,023)	$(3,043)

Unrealized loss on derivatives
Commodity derivative options	$(25,566)	$(15,960)
Commodity derivative swaps	(77,982)	(2,282)
Total	(103,548)	(18,242)
Series B Preferred Stock bifurcated derivative	81	100
Total unrealized loss on derivatives	$(103,467)	$(18,142)

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Gain (loss) on commodity derivative instruments, net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from mark-to-market of the Series B Preferred Stock bifurcated derivative are included within “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

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

Observable data is considered to be market data if it is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple, independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. However, the determination of what constitutes “observable” requires significant judgment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Derivative assets (liabilities)
Derivative assets - current	$2,293	$30,819
Derivative assets - non-current	13,796	58,314
Total derivative assets	16,089	89,133
Derivative liabilities - current	(29,680)	—
Derivative liabilities - non-current	(641)	(696)
Total derivative liabilities	(30,321)	(696)
Total derivative assets (liabilities), net	$(14,232)	$88,437

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

The tables below, set forth by level within the fair value hierarchy, represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$2,293	$—	$2,293
Commodity derivative assets - non-current	—	13,796	—	13,796
Total derivative assets	$—	$16,089	$—	$16,089

Derivative liabilities
Commodity derivative liabilities - current	$—	$(29,680)	$—	$(29,680)
Commodity derivative liabilities - non-current	—	(26)	—	(26)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(615)	(615)
Total derivative liabilities	$—	$(29,706)	$(615)	$(30,321)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets- current	$—	$30,819	$—	$30,819
Commodity derivative assets - non-current	—	58,314	—	58,314
Series B Preferred Stock bifurcated derivative - non-current	—	—	(696)	(696)
Total derivative assets	$—	$89,133	$(696)	$88,437

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the three months ended March 31, 2019.

Beginning balance	$696
(Gains) losses reported in earnings	(81)
Ending balance	$615

Financing Arrangements

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Company’s revolving credit facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. As of March 31, 2019 and December 31, 2018, the fair value of the 10% Senior Secured Second Lien Notes (the “Second Lien Notes”) was $95.2 million, which was determined using quoted prices for similar instruments, a Level 2 classification in the fair value hierarchy.

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

If the carrying amount of oil and natural gas properties exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties will be adjusted to their fair value. The fair value of oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, (i) recent sales prices of comparable properties; (ii) the present value of future cash flows, net of estimated operating and development costs using estimates of proved oil and natural gas reserves; (iii) future commodity prices; (iv) future production estimates; (v) anticipated capital expenditures; and (vi) various discount rates commensurate with the risk and current market conditions associated with the projected cash flows. These assumptions represent “Level 3” inputs.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property and equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Proved oil and natural gas properties	$851,719	$777,558
Unproved oil and natural gas properties	120,185	121,929
Land	1,575	1,575
Less: accumulated DD&A and impairment	(270,005)	(234,265)
Total oil and natural gas properties (successful efforts), net	703,474	666,797
Other property and equipment	6,061	6,059
Less: accumulated DD&A	(3,635)	(3,467)
Total other property and equipment	2,426	2,592
Total property and equipment, net	$705,900	$669,389

Depreciation, depletion, amortization, and accretion expense (“DD&A”) related to oil and natural gas properties was $35.6 million and $20.6 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expense related to other property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. There were no impairment charges related to proved or unproved oil and natural gas properties recorded for the three months ended March 31, 2019 and 2018, respectively. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $80.9 million at March 31, 2019 and $87.1 million at December 31, 2018.

Acquisitions and Divestitures

Pecos County, Texas Exchange and Farm-in Agreement. On February 27, 2019, Rosehill closed a cashless acreage exchange in the Southern Delaware Basin receiving approximately 384 net undeveloped acres contiguous to its core areas in the Southern Delaware Basin in exchange for approximately 389 net undeveloped acres not contiguous to its core areas in the Southern Delaware Basin. No gain or loss was recognized on the exchange. In addition, Rosehill gained approximately 2,000 net acres contiguous to its core areas in the Southern Delaware Basin subject to its obligation to drill and complete up to seven wells through 2020 and carrying 25% of the drilling and completion costs for each of the seven wells and the costs of facilities and equipment.

Divestiture of Lea County, New Mexico Assets. On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell all of its rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico (the “Tatanka Assets”) (the “Tatanka Assets PSA”) for cash consideration of $22.0 million, along with the assumption, by the purchaser, of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction (the “Closing Date”) with an effective date of October 1, 2018. Rosehill received a deposit of $1.1 million upon signing the Tatanka Assets PSA and received the remaining $20.9 million on the Closing Date. The purchase price is subject to customary closing adjustments due within 120 days of the Closing Date. The carrying value of the Tatanka Assets at March 31, 2019, all of which was within Proved oil and natural gas properties, was approximately $10.8 million.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the three months ended March 31, 2019 is set forth below (in thousands):

Asset retirement obligations, beginning of year	$13,524
Additional liabilities incurred	66
Dispositions	—
Accretion expense	190
Liabilities settled upon plugging and abandoning wells	(8)
Revision of estimates	—
Asset retirement obligations, end of year	$13,772

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accrued payroll	$4,676	$3,764
Royalties payable	13,550	11,511
Accrued lease operating expense	5,292	3,992
Preferred Stock dividends payable	5,870	3,362
Accrued interest expense	2,665	925
Accrued production taxes	1,094	1,234
Accrued ad valorem taxes	739	1,066
Accrued debt issuance costs	—	631
Deposit received - Tatanka Asset sale	1,100	—
Other	2,021	850
Total accrued liabilities and other	$37,007	$27,335

Note 10 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	207,000	194,000
Total debt	307,000	294,000
Debt issuance cost on Second Lien Notes, net	3,047	3,211
Discount on Second Lien Notes, net	2,363	2,491
Total debt issuance cost and discounts	5,410	5,702
Total long-term debt, net	$301,590	$288,298

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility

On March 28, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO Rate plus an applicable margin ranging from 2% to 3%. As of March 31, 2019, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 5.0%. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility with an initial borrowing base of $150 million. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base is re-determined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. As of March 31, 2019, the borrowing base was $300 million. As of March 31, 2019, the Company had $207.0 million outstanding under the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0; (2) (x) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) for so long as the Series B Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with the financial covenants in the Amended and Restated Credit Agreement for the measurement period ended March 31, 2019.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended March 31, 2019.

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

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.4 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. The deferred financing costs related to the Amended and Restated Credit Agreement are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2019	2018
	(In thousands)
Revolving credit facility
Debt issuance costs	$3,012	$2,368
Accumulated amortization of debt issuance costs	(496)	(361)
Net deferred costs - Revolving credit facility	$2,516	$2,007

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(637)	(509)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(821)	(657)
Net deferred costs - Second Lien Notes	$5,410	$5,702
Total deferred financing costs and debt discount, net	$7,926	$7,709

Note 11 – 10% Series B Redeemable Preferred Stock

On December 8, 2017, in connection with the acquisition of mineral rights, royalty interest and other associated assets in the Southern Delaware Basin (the “White Wolf Acquisition”), the Company entered into a Series B Redeemable Preferred Stock Purchase Agreement (the “Series B Preferred Stock Agreement”) to issue 150,000 shares of the Company’s 10.00% Series B Redeemable Preferred Stock, par value of $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG (collectively, the “Series B Preferred Stock Purchasers”). The Company had the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. Such option terminated on December 8, 2018 without the Company exercising the option.

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company (the “Board”), cumulative dividends in cash, at a rate of 10.00% per annum on the $1,000 liquidation preference per share of Series B Preferred Stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2018. With respect to dividends declared for any quarter ending on or prior to January 15, 2019, the Company had the option to pay as dividends additional shares of Series B Preferred Stock in kind (the “Series B PIK Shares”) in an amount up to 40% of that which would have been payable had the dividends been fully paid in cash.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, such holders are guaranteed a base return on the initial 150,000 shares purchased in an amount equal to (1) $1,250 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock had the Company redeemed the shares prior to the first anniversary of the date of issuance of such share of Series B Preferred Stock; (2) $1,350 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares on or after the first anniversary and prior to the second anniversary of the date of issuance of such share of Series B Preferred Stock; and (3) on or after the second anniversary of the date of issuance of such share of Series B Preferred Stock, the greater of (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return (“IRR”) (the “Base Return Amount”) with respect to such shares of Series B Preferred Stock. Since the Series B Preferred Stock can be redeemed by the holders on or after December 23, 2023 and management has no plans to redeem before that date, the Company has accrued a guaranteed return amount in order to achieve the 16% IRR.

In the event of a change of control, the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount and all Series B PIK Shares at the purchase price of $1,000 per share. The Company assessed the change of control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was an embedded derivative that required bifurcation and was accounted for at fair value. The Company measured the derivative liability and recorded a discount of $0.6 million upon initial measurement.

The Company reflected the following in mezzanine equity for the Series B Preferred Stock as of March 31, 2019:

	Series B Preferred Shares	Series B Preferred Stock	Guaranteed Return	Total
	(In thousands, except share data)
Total Series B Preferred Stock at December 31, 2018	156,746	$147,603	$7,508	$155,111
Return (16% IRR)	—	—	5,443	5,443
Dividends declared and paid or payable in cash	—	—	(3,866)	(3,866)
Accretion of discount - deemed dividend	—	365	—	365
Total Series B Preferred Stock at March 31, 2019	156,746	$147,968	$9,085	$157,053

For each of the quarters ended March 31, 2019 and 2018, dividends per share on the Company’s Series B Preferred Stock was $24.66.

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

The Company’s income tax provision was an expense of $3.3 million and a benefit of $2.2 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate was 3.3% and 22.0% for three months ended March 31, 2019 and 2018, respectively. The effective tax rate differs from the enacted statutory rate of 21% for the three months ended March 31, 2019 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement and the impact of state income taxes.

As of March 31, 2019, the Company had approximately $38.1 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including NOL carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of March 31, 2019, we have no valuation allowance because the Company thinks it is more likely than not that its deferred tax assets will be realized prior to their expiration. In making this determination, the Company considers all available positive and negative

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of March 31, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 to present.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax Receivable Agreement

In connection with the Transaction, the Company entered into a tax receivable agreement (“Tax Receivable Agreement”) with the noncontrolling interest holder, Tema. The Tax Receivable Agreement provides that the Company will pay to Tema 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) in periods beginning with and after the closing of the Transaction as a result of the following: (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of $35 million in cash, the shares of Class B Common Stock and the issuance of 4,000,000 warrants to Rosehill Operating exercisable for shares of its Class A Common Stock, all in connection with the Transaction, and resulting from the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from a redemption by Rosehill Operating with respect to Tema and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.  The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment obligation are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then the Company would not be required to make the related Tax Receivable Agreement payment. As of March 31, 2019 and December 31, 2018, the Company recognized a Tax Receivable Agreement liability of approximately $3.5 million after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Stockholders’ Equity

Class A Common Stock. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Additionally, KLR Energy Sponsor, LLC (the “Sponsor”) and Tema agreed to restrictions on certain transfers of the Company’s securities, which include, subject to certain exceptions, restrictions on the transfer of (i) 33% of their common stock through the first anniversary of the closing date of the Transaction, which restrictions lapsed on April 27, 2018, and (ii) 67% of their common stock through the second anniversary of the closing date, provided that sales of common stock above $18.00 per share will be permitted between the first and second anniversaries of the closing date of the Transaction. Further, in connection with underwritten offerings by the Sponsor and Tema, and subject to certain conditions, sales of common stock at a price reasonably expected to equal or exceed $18.00 per share and in any case equal to or in excess of $16.00 per share will be permitted.

On October 2, 2018, the Company issued 6,150,000 shares of Class A Common Stock pursuant to an underwriting public offering (the “Class A Common Stock Offering”), and on October 5, 2018, the Company issued an additional 840,744 shares of Class A Common Stock pursuant to the exercise of the underwriters’ option. The Company contributed all of the $39.4 million net proceeds from the Class A Common Stock Offering and the exercise of the underwriters’ option to Rosehill Operating in exchange for Rosehill Operating Common Units.

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

The Company contributed the net proceeds of $70.8 million from its issuance to certain qualified institutional buyers and accredited investors (the “PIPE Investors) of 75,000 shares of Series A Preferred Stock and 5,000,000 warrants exercisable for shares of Class A Common Stock to Rosehill Operating. In connection with the issuance of the Series A Preferred Stock, the Sponsor transferred 476,540 shares of its Class A Common Stock to the PIPE Investors to consummate the Transaction. The net proceeds from the issuance of these shares of Series A Preferred Stock and warrants was attributed to the Series A Preferred Stock, warrants and Class A Common Stock contributed by the Sponsor to the PIPE Investors based on the relative fair value of those securities using, among other factors, the closing price of the Class A Common Stock and the closing price of the warrants on April 27, 2017.

Rosemore and the Sponsor backstopped redemptions by the public stockholders of the Company once 30% of the outstanding shares of Class A Common Stock were redeemed by purchasing 20,000 shares of Series A Preferred Stock for net proceeds of $20 million pursuant to a side letter entered into between Rosemore, the Sponsor and the Company. The Company contributed to

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company also ratably recognizes additional non-cash deemed dividends attributable to the Series A Preferred Stock discount which was created by the issuance of the warrants exercisable for shares of Class A Common Stock and the contribution of the Class A Common Stock, as the Series A Preferred Stock which was sold to the PIPE Investors is converted. Such non-cash deemed dividends will reduce net income attributable to Rosehill Resources Inc. common stockholders.

The table below summarizes the Series A Preferred Stock dividends reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Series A Preferred Stock paid-in-kind	$—	$964
Series A Preferred Stock paid or payable in cash	2,006	964
Series A Preferred Stock dividends and deemed dividends	$2,006	$1,928

For each of the quarters ended March 31, 2019 and 2018, dividends per share on the Company’s Series A Preferred Stock was $19.73.

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

As of March 31, 2019, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50. All warrants expire on April 27, 2022.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change when shares of Series A Preferred Stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s Long-Term Incentive Compensation plan and when Tema elects to exchange the Class B Common Stock received in

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

connection with the Transaction for shares of Class A Common Stock. At March 31, 2019, Tema held an approximate 67.6% noncontrolling interest in Rosehill Operating.

Note 14 - Stock-Based Compensation

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (as amended and restated on May 22, 2018, the “LTIP”) permits the grant of a number of different types of equity, equity-based and cash awards to employees, directors and consultants, including grant options, SARs, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, substitute awards, performance awards or any combination of the foregoing, as determined by the Compensation Committee of the Board (the “Compensation Committee”), in its sole discretion. The purpose of the LTIP is to provide a means to attract and retain qualified service providers by affording such individuals a means to acquire and maintain stock ownership or awards, the value of which is tied to the performance of the Company. The LTIP also provides additional incentives and reward opportunities designed to strengthen such individuals’ concern for the welfare of the Company and their desire to remain in its employ. At the plan’s inception, 7,500,000 shares of Class A Common Stock were reserved for issuance under the LTIP.

As of March 31, 2019, the Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock-based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock-based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations and forfeitures are recognized as they occur. The stock-based compensation expense recognized was $1.0 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, 3,550,513 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan.

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the three months ended March 31, 2019:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding - December 31, 2018	246,653	$6.24
Granted	403,816	3.13
Vested	—	—
Forfeited	—	—
Outstanding - March 31, 2019	650,469	$4.31

As of March 31, 2019, there was $1.7 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.8 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Settled Time-Based Restricted Stock Units

Stock-settled time-based restricted stock units entitle the holder to receive one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These stock-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	713,558	$8.13
Granted	908,627	3.12
Vested	(154,423)	7.28
Forfeited	(51,411)	8.34
Nonvested - March 31, 2019	1,416,351	$5.00

As of March 31, 2019, there was $5.7 million of unrecognized compensation cost related to nonvested stock-settled time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

Market Based Performance Share Units

On March 26, 2018 and March 27, 2019, the Company granted a target number of market based performance share units to certain employees. The market based performance share units cliff vest approximately 2.67 years from date of grant and will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the three months ended March 31, 2019:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	284,415	$8.99
Granted	634,683	4.32
Vested	—	—
Forfeited	(39,187)	8.99
Nonvested - March 31, 2019	879,911	$5.67

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

	Three Months Ended March 31,
	2019	2018
Expected volatility	68.1%	89.5%
Risk-free interest rate	2.2%	2.4%
Dividend yield	—%	—%
Expected life (years)	2.77	2.77

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, there was $4.1 million of unrecognized compensation cost related to shares of market based performance units which is expected to be recognized over a weighted average period of 2.5 years.

Cash-Settled Restricted Stock Units

The Company grants cash-settled restricted stock units to certain employees. Cash-settled restricted stock units entitle the holder to receive the cash equivalent of one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These cash-settled restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. Cash-settled restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock-based compensation expense for cash-settled restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the three months ended March 31, 2019:

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	78,224	$6.63
Granted	409,390	3.12
Vested	(28,123)	6.63
Forfeited	—	—
Nonvested - March 31, 2019	459,491	$3.50

As of March 31, 2019, the Company had a liability for cash-settled restricted stock units of less than $0.1 million based on a closing price of $3.40 on March 29, 2019. As of March 31, 2019, there was $1.6 million of unrecognized compensation cost related to shares of cash-settled restricted stock units which is expected to be recognized over a weighted average period of 2.9 years.

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provides matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Beginning on January 1, 2019, the Company changed its matching contributions to 100% of elective deferrals up to 6% of eligible compensation. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018 respectively.

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

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance and (iii) office space to Gateway and Marketing (“Gateway”). Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance and (iv) legal services. The TSA terminated on October 27, 2018. Rosehill Operating incurred less than $0.1 million related to providing services to Tema under the TSA for the three months ended March 31, 2018.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gateway Gathering and Marketing (“Gateway”). Gateway is a subsidiary of Rosemore. A portion of Rosehill Operating’s oil production was sold to Gateway. There was no revenues from production sold to Gateway for the three months ended March 31, 2019. For the three months ended March 31, 2018, revenues from production sold to Gateway were approximately $51.5 million. As of March 31, 2019, there was no revenue receivable due from Gateway.

Rosehill Operating has a Crude Oil Gathering Agreement and a Gas Gathering Agreement with Gateway for a portion of its production. All of the costs incurred under the Crude Oil Gathering Agreement during the three months ended March 31, 2018 were netted against the revenues received from Gateway due to Gateway being the purchaser of the oil production. Costs incurred for the three months ended March 31, 2019 under the Crude Oil Gathering Agreement were $0.6 million. As of March 31, 2019 and December 31, 2018, there was $0.2 million and $0.3 million, respectively, due to Gateway under the Crude Oil Marketing Agreement. Costs incurred under the Gas Gathering Agreement with Gateway for the three months ended March 31, 2019 and 2018, were approximately $1.3 million and $0.3 million, respectively. As of March 31, 2019 and December 31, 2018, there was $0.5 million and no payable, respectively, due to Gateway related to the Gas Gathering Agreement.

In 2018, Rosehill Operating entered into a Crude Oil Marketing Consulting Agreement with Gateway to, among other things, develop marketing strategies aimed at increasing realized prices from the sale of Rosehill Operating’s production. For the three months ended March 31, 2019, the Company incurred costs of less than $0.1 million, respectively, related to the consulting agreement. The Company did not incur any costs related to the Crude Oil Marketing Consulting Agreement during the three months ended March 31, 2018. The Crude Oil Marketing Consulting Agreement was terminated in February 2019.

KLR Sponsor. In October 2018, Rosehill Operating entered into a Water Purchase Agreement with Seawolf Water Resources, LP (“Seawolf”), an affiliate of KLR Sponsor, to purchase water from Seawolf’s water wells for use in well completion operations. For the three months ended March 31, 2019, Rosehill Operating incurred costs of $0.2 million related to this agreement. As of March 31, 2019 and December 31, 2018, there was $0.1 million and $0.6 million, respectively, included in accrued capital expenditures due to Seawolf.

Distributions. The LLC Agreement requires Rosehill Operating to make a corresponding cash distribution to the Company at any time a dividend is to be paid by the Company to the holders of its Series A Preferred Stock and Series B Preferred Stock. The LLC Agreement allows for distributions to be made by Rosehill Operating to its members on a pro rata basis in accordance with the number of Rosehill Operating Common Units owned by each member out of funds legally available therefor. The Company expects Rosehill Operating may make distributions out of distributable cash periodically to the extent permitted by the Amended and Restated Credit Agreement as necessary to enable the Company to cover its operating expenses and other obligations, as well as to make dividend payments, if any, to the holders of its Class A Common Stock. In addition, the LLC Agreement generally requires Rosehill Operating to make (i) pro rata distributions (in accordance with the number of Rosehill Operating Common Units owned by each member) to its members, including the Company, in an amount at least sufficient to allow the Company to pay its taxes and satisfy its obligations under the Tax Receivable Agreement and (ii) tax advances, which will be repaid upon a redemption, in an amount sufficient to allow each of the members of Rosehill Operating to pay its respective taxes on such holder’s allocable share of Rosehill Operating’s taxable income after taking into account certain other distributions or payments received by the unitholder from Rosehill Operating or the Company.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Contingencies

Legal. In the ordinary course of business, the Company is party to various legal actions, which arise primarily from its activities as operator of oil and natural gas wells. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operation. There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such requiring a contingent liability to be recognized as of the date of the condensed consolidated financial statements.

Note 17— Revenue from Contracts with Customers

The Company recognizes oil, natural gas and NGL revenue at the point in time when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of gathering, transportation, processing and other post-production expenses (“gathering and transportation expense”) within the Company’s Condensed Consolidated Statements of Operations. In these scenarios below, the Company evaluates whether it is the principal or the agent in the transaction, which analysis includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party purchaser is its customer, the Company recognizes revenue on a gross basis, with transportation and gathering expenses presented within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at or near the wellhead or inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGL revenues based on the net amount of proceeds received from the midstream processing company. The Company has the following categories under which oil, natural gas and NGL revenue is generated:

•
The Company sells its crude oil and condensate production at the wellhead or further downstream at a contractually-specified delivery point. Revenue is recognized when control transfers to the customer based on contract terms, which reflects an agreed-upon index price, net of basis, quality and transportation differentials. Gathering and transportation fees incurred prior to control transfer are recorded within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations, while gathering and transportation fees incurred subsequent to control transfer are recorded as a reduction of oil revenues.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Company sells its liquids rich natural gas to a midstream processor at or near the wellhead. The midstream processor gathers and processes the liquids rich natural gas and remits the proceeds to the Company from the ultimate sale of the residue gas and NGLs to third parties. In such arrangements, the midstream processor obtains control of the product at the wellhead and is considered the customer. Proceeds received for the residue gas and NGLs from the midstream processor are reflected as natural gas and NGL revenue, respectively, and are recorded net of gathering and transportation fees incurred by the midstream processor after control has transferred.

•
The Company sells its liquids rich natural gas to a midstream processor at the inlet to the midstream processing facility. The midstream processor gathers and processes the liquids rich natural gas and remits the proceeds to the Company from the ultimate sale of the residue gas and NGLs to third parties. In such arrangements, the midstream processor obtains control of the product at the inlet to the processing facility and is considered the customer. Gathering and transportation fees incurred by the Company to deliver its liquids rich natural gas to the inlet of the facility occurs prior to the transfer of control to the customer and are recognized within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Proceeds received for the residue gas and NGLs from the midstream processor are reflected as natural gas and NGL revenue, respectively, and are recorded net of gathering and transportation fees incurred by the midstream processor after control has transferred.

•
The Company has the option in certain midstream processing arrangements where liquids rich natural gas is delivered to the midstream processing facility, the midstream processor gathers and processes the liquids rich natural gas and then the processed residue gas and NGLs are redelivered to the Company in-kind at the tailgate of the processing facility. The Company sells its in-kind residue gas and NGLs to its customer at the tailgate of the processing facility. Gathering and transportation fees incurred prior to transfer of control at the tailgate of the processing facility are recognized within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Proceeds received for the residue gas and NGLs from the customer are reflected as natural gas and NGL revenue, respectively, and are recorded net of gathering and transportation fees incurred by the customer after control has transferred.

The implementation of ASC 606 resulted in changes to the presentation of Revenues and Gathering and transportation on the Company’s Condensed Consolidated Statement of Operations, but it did not have any impact to net income (loss) or cash flows from operations. The impacts of the adoption of ASU 2014-09 for the three months ended March 31, 2019, were as follows:

	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
	(In thousands)
Revenues:
Oil sales	$65,853	$65,196	$657
Natural gas sales	1,474	2,026	(552)
Natural gas liquids sales	4,533	4,766	(233)
Total revenues	$71,860	$71,988	$(128)
Operating expenses:
Gathering and transportation	$2,361	$2,489	$(128)

Performance obligations

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a customer at the wellhead, inlet, or tailgate of the midstream processor’s processing facility, or other contractually specified delivery point. For all commodity products, the Company records revenue in the month production is delivered to the customer. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, such receivable balances were $32.2 million and $28.9 million, respectively, as disclosed in Note 4 - Accounts Receivable.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Transaction price allocated to remaining performance obligations

For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC Topic 606 which states the Company is not required to disclose the transaction price allocated to the remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, monthly sales of a product generally represent a separate performance obligation; therefore, future commodity volumes to be delivered and sold are wholly unsatisfied and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and below in“Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report on Form 10-K"), and the risk factors and other cautionary statements contained in our other filings with the SEC. These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	our future financial performance;

•	our ability to realize the anticipated benefits of acquired mineral rights and other associated assets and interests in the Southern Delaware Basin in December 2017 (the “White Wolf Acquisition”);

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	our expansion plans and future opportunities;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in the Quarterly Report on Form 10-Q that are not historical.

You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under “Risk Factors” in Our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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
We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 32.4% (or 43.7% assuming the conversion of Rosehill Operating Series A Preferred Units into Rosehill Operating common units).

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	operating expenses on a per Barrel of oil equivalent (“Boe”);

•	cost of reserve additions from drilling operations; and

•	Adjusted EBITDAX as defined under “Non-GAAP Financial Measure.”

Market Conditions

The oil and natural gas industry is cyclical and commodity prices are highly volatile. In the second half of 2014, oil prices began a rapid and significant decline as the global oil supply began to outpace demand. During 2015, 2016 and early 2017, the global oil supply continued to outpace demand, resulting in a sustained decline in realized prices for oil production. In general, this imbalance between supply and demand reflected the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including the efforts of Russia and Saudi Arabia to retain market share, combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. NGL prices generally correlate to the price of oil. Prices for domestic natural gas began to decline during the third quarter of 2014 and continued to be weak during 2015 through 2017. This decline was primarily due to an imbalance between supply and demand across North America. Throughout 2018 and 2019, commodity prices improved, yet remained volatile, and it is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory supply levels, weather conditions, geopolitical and other factors. Due to these and other factors, commodity prices cannot be accurately predicted.

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months Ended March 31,
	2019	2018
Crude Oil (per Bbl)	$48.92	$60.72
Natural Gas (per Mcf)	$0.85	$2.32
NGLs (per Bbl)	$15.26	$19.28

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

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Oil sales	$6,585	$5,155
Natural gas sales	147	175
NGL sales	453	249
Total revenues	$7,185	$5,579

The prices we receive for our products are based on benchmark prices and are adjusted for quality, energy content, transportation fees and regional price differentials. See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. The following table shows the the percentage each component contributed to total revenue:

	Three Months Ended March 31,
Commodity Revenues (1):	2019	2018
Oil sales	92%	93%
Natural gas sales	2	3
NGL sales	6	4
	100%	100%

(1)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three Months Ended March 31, 2019 and 2018

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Oil (MBbls)	1,346	849
Natural gas (MMcf)	1,739	752
NGL (MBbls)	297	129
Total (MBoe)	1,933	1,103
Average daily net production (Boe/d)	21,478	12,256

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

Derivative Activity

To achieve a more predictable cash flow and reduce exposure to adverse fluctuations in commodity prices, we have historically used commodity derivative instruments, such as swaps, two-way costless collars and three-way costless collars, to hedge price risk associated with a portion of our anticipated oil and natural gas production. By removing a significant portion of the price volatility associated with our oil and natural gas production, we will mitigate, but not eliminate, the potential negative effects of declines in benchmark oil and natural gas prices on our cash flow from operations for those periods. However, for a portion of our current positions, hedging activity may also reduce our ability to benefit from increases in oil and natural gas prices. We will sustain losses to the extent our commodity derivative contract prices are lower than market prices and, conversely, we will sustain gains to the extent our commodity derivative contract prices are higher than market prices. In certain circumstances, where we have unrealized gains in our commodity derivatives portfolio, we may choose to restructure existing commodity derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions.

We had a net current liability of $27.4 million and a net non-current asset of $13.8 million related to the following open commodity derivative instrument positions as of March 31, 2019:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls)	1,998,000	1,960,000	2,160,000	1,100,000
Weighted average fixed price ($/Bbl)	$53.59	$60.09	$61.21	$58.42
Natural gas:
Notional volume (MMBtu)	2,438,364	1,500,000	1,200,000	1,200,000
Weighted average fixed price ($/MMbtu)	$2.87	$2.84	$2.85	$2.87
Ethane:
Notional volume (Gallons)	9,960,552	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	6,640,452	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	2,213,820	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	406,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.98	$—	$—	$—
Weighted average floor price ($/Bbl)	$54.68	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	1,332,039	3,294,000	—	—
Weighted average ceiling price ($/Bbl)	$68.66	$70.29	$—	$—
Weighted average floor price ($/Bbl)	$57.61	$57.50	$—	$—
Weighted average sold put option price ($/Bbl)	$45.69	$47.50	$—	$—

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	3,736,039	5,254,000	2,160,000	1,100,000
Weighted average fixed price ($/Bbl)	$(4.82)	$(0.83)	$0.39	$0.39

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	2,466,780	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.13)	$(1.03)	$—	$—

If there are no changes in the forward curve market prices as of March 31, 2019, we would incur a realized loss of $26.9 million in 2019, a realized loss of $1.0 million in 2020, a realized gain of $10.2 million in 2021 and a realized gain of $4.1 million in 2022. See Note 5 - Derivative Instruments in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

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

We have provided below a reconciliation of Adjusted EBITDAX to net loss, the most directly comparable U.S. GAAP financial measure.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net loss	$(104,072)	$(7,756)
Interest expense, net	5,600	3,867
Income tax expense (benefit)	3,306	(2,190)
Depreciation, depletion, amortization and accretion	35,964	20,809
Unrealized loss on commodity derivatives, net	103,548	18,242
Stock settled stock-based compensation	974	1,462
Exploration costs	1,255	436
Loss on disposition of property and equipment	9	133
Other non-cash (income) expense, net	(81)	(100)
Adjusted EBITDAX	$46,503	$34,903

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months Ended March 31,
	2019	2018	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$65,853	$51,554	$14,299	28%
Natural gas sales	1,474	1,745	(271)	(16)
NGL sales	4,533	2,487	2,046	82
Total revenues	$71,860	$55,786	$16,074	29%

Average sales price (1):
Oil (per Bbl)	$48.92	$60.72	$(11.80)	(19)%
Natural gas (per Mcf)	0.85	2.32	(1.47)	(63)
NGLs (per Bbl)	15.26	19.28	(4.02)	(21)
Total (per Boe)	$37.18	$50.58	$(13.40)	(26)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$36.65	$47.82	$(11.17)	(23)%

Net production:
Oil (MBbls)	1,346	849	497	59%
Natural gas (MMcf)	1,739	752	987	131
NGLs (MBbls)	297	129	168	130
Total (MBoe)	1,933	1,103	830	75%

Average daily net production volume:
Oil (Bbls/d)	14,956	9,433	5,523	59%
Natural gas (Mcf/d)	19,322	8,356	10,966	131
NGLs (Bbls/d)	3,300	1,433	1,867	130
Total (Boe/d)	21,478	12,256	9,222	75%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to higher sales volume, partially offset by a lower average sales price. The increase in sales volume contributed approximately $35.7 million of the increase in total revenues and was partially offset by the $19.6 million impact of the decrease in average sales price. The increase in sales volume is primarily attributable to additional wells going into production throughout 2018 and 2019. The decrease in average sales price is due to lower WTI, Henry Hub prices and NGL prices during the three months ended March 31, 2019 compared to the same period in 2018.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019. The adoption of ASC 606 resulted in the Company recording less total revenue of approximately $0.1 million. There was no impact on our net loss; the impact was a change in presentation between revenues and gathering and transportation expense based on where control of our oil, natural gas and NGL production transfers to the customer. The change did not significantly impact our reported average sales for each product. See Note 17 - Revenue from Contracts with Customers of this Quarterly Report on Form 10-Q in Part I, Item 1 for more detail on our revenue recognition under ASC 606.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$10,370	$8,885	$1,485	17%
Production taxes	3,503	2,640	863	33
Gathering and transportation	2,361	712	1,649	232
Depreciation, depletion, amortization and accretion	35,964	20,809	15,155	73
Exploration costs	1,255	436	819	188
General and administrative, excluding stock-based compensation	8,044	5,635	2,409	43
Stock-based compensation	1,011	1,462	(451)	(31)
Loss on disposition of property and equipment	9	133	(124)	(93)
Total operating expenses	$62,517	$40,712	$21,805	54%
Operating expenses per Boe:
Lease operating expenses	$5.36	$8.06	$(2.70)	(33)%
Production taxes	1.81	2.39	(0.58)	(24)
Gathering and transportation	1.22	0.65	0.57	88
Depreciation, depletion, amortization and accretion	18.61	18.87	(0.26)	(1)
Exploration costs	0.65	0.40	0.25	63
General and administrative, excluding stock-based compensation	4.16	5.11	(0.95)	(19)
Stock-based compensation	0.52	1.33	(0.81)	(61)
Loss on disposition of property and equipment	—	0.12	(0.12)	(100)
Total operating expenses per Boe	$32.33	$36.91	$(4.58)	(12)%

Lease operating expenses. The increase in LOE was due to higher sales volumes, partially offset by a lower average LOE rate. The increase in sales volume contributed to a $6.7 million increase in LOE, partially offset by a $5.2 million decrease due to the effect of a lower LOE rate. The higher sales volume is primarily attributable to additional wells going into production throughout 2018 and the first quarter of 2019. The lower LOE rate is primarily due to lower water disposal costs and equipment rentals for the three months ended March 31, 2019 compared to the same period in 2018.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to increased total revenues. Our total revenues increased by 29% and production taxes increased by 33%. Production taxes as a percentage of total revenues were 4.9% and 4.7% for the three months ended March 31, 2019 and 2018, respectively.

Gathering and transportation. Gathering and transportation expenses increased by $0.9 million due to an increase in sales volume of natural gas and NGLs and by an increase of $0.7 million due to an increase in gathering and transportation expense per Boe of natural gas and NGLs. The higher sales volume is primarily attributable to additional wells going into production throughout 2018 and the first quarter of 2019. The increase in gathering and transportation per Boe primarily relates to us bearing more costs for lease owners and contractual increases in rates with our midstream gatherers. The adoption of ASC 606 resulted in the Company recording less gathering and transportation expense of $0.1 million in the current period as compared to prior year. The change did not significantly impact our gathering and transportation per Boe.

Depreciation, Depletion, Amortization and Accretion Expense.  See the following table for a breakdown of DD&A:

	Three Months Ended March 31,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A
Depreciation, depletion and amortization of oil and gas properties	$35,567	$20,551	$15,016	73%
Depreciation of other property and equipment	207	129	78	60
Accretion expense	190	129	61	47
	$35,964	$20,809	$15,155	73%

DD&A per Boe
Depreciation, depletion and amortization of oil and gas properties	$18.40	$18.63	$(0.23)	(1)%
Depreciation of other property and equipment	0.11	0.12	(0.01)	(8)
Accretion expense	0.10	0.12	(0.02)	(17)
Total DD&A per Boe	$18.61	$18.87	$(0.26)	(1)%

DD&A for oil and gas properties increased by $15.0 million primarily due to an increase in production, partially offset by $0.4 million due to a decrease in the DD&A rate. The higher production is primarily attributable to additional wells going into production throughout 2018 and the first quarter of 2019.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals and drilling costs of exploratory wells that are determined to be unsuccessful. The increase for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to ongoing seismic studies of the acreage we acquired in the White Wolf Acquisition.

General and Administrative, excluding stock-based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of $2.9 million as a result of an increase in full-time employees. The increase was partially offset by a decrease of $0.3 million related to a reduced use of consultants for various corporate functions, such as accounting and human resources, during the three months ended March 31, 2019 compared to the same period in 2018.

Stock-based compensation. The decrease in stock-based compensation during the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to forfeitures decreasing stock-based compensation expenses. The three month period ending March 31, 2018 had a higher expense for the first tranche of our November 2017 stock-settled restricted stock unit grants because the first tranche was recognized over a service period of less than one-year, compared to the second tranche being amortized over a full year.

Loss on disposition of property and equipment. The loss on disposition of property and equipment for the three months ended March 31, 2019 relates to the loss on the sale of a vehicle. The loss on disposition of property and equipment for the three months ended March 31, 2018 primarily relates to the write-off of obsolete property and equipment.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(5,600)	$(3,867)	$(1,733)	45%
Loss on commodity derivative instruments, net	(104,571)	(21,285)	(83,286)	391
Other income, net	62	132	(70)	(53)
Total other expense, net	$(110,109)	$(25,020)	$(85,089)	340%

Interest Expense. Interest expense related to our credit facility increased $2.3 million primarily as a result of an increase in borrowings outstanding. The increase was partially offset by a decrease of $0.5 million in amortization of debt discount and issuance costs. During the three months ended March 31, 2018, we wrote-off the unamortized debt fees and discounts associated with our previous credit facility that we amended and restated in March 2018. Such write-off did not occur during the three months ended March 31, 2019.

Loss on commodity derivatives, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for the three months ended March 31, 2019 is comprised of net losses of $1.0 million on cash settlements and net losses of $103.5 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended March 31, 2018 is comprised of net losses of $3.0 million on cash settlements and net losses of $18.2 million on mark-to-market adjustments on unsettled positions.

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

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our credit facility, proceeds from the disposition of our Tatanka Assets, as defined below in “Divestiture of Lea County, New Mexico Assets”, and/or opportunistically accessing the capital markets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, growth of our borrowing base and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements and other factors. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements and other liquidity requirements, through at least the next 12 months. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program.

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

Working Capital Analysis

We define working capital as current assets less current liabilities. At March 31, 2019 and December 31, 2018, we had a working capital deficit of $79.7 million and a surplus of $5.5 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production and from the fluctuation in commodity prices, which increases our derivative liabilities when future commodity prices exceeds our fixed hedge prices. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $5.7 million and $20.2 million, at March 31, 2019 and December 31, 2018, respectively. Effective March 28, 2019, the borrowing base under our credit facility increased to $300 million, with borrowings of $207.0 million outstanding at March 31, 2019. We expect that the pace of development activities, production volumes, commodity prices and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$51,373	$18,872
Net cash used in investing activities	(74,780)	(114,114)
Net cash provided by financing activities	8,902	77,111
Net decrease in cash and cash equivalents	$(14,505)	$(18,131)

Analysis of Cash Flow Changes for the Three Months Ended March 31, 2019 and 2018

Operating Activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes and associated changes in working capital. The increase in net cash provided by operating activities of $32.5 million was primarily due to an increase in production, which increased revenues by $16.1 million, a decrease in cash related expenses of $15.2 million and a decrease in loss on hedge settlements of $1.2 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019 included $75.8 million attributable to the development of oil and natural gas properties and $0.1 million for additions to other property and equipment, all of which was partially offset by the deposit received for the sale of our Tatanka Assets in the amount of $1.1 million. Net cash used in investing activities for the three months ended March 31, 2018 included $109.3 million attributable to the development of oil and natural gas properties and mineral leases and $4.0 million for the release of the escrow deposit for the White Wolf Acquisition.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019 primarily consisted of net borrowings of $13.0 million million under our Amended and Restated Credit Agreement partially offset by $3.4 million of dividend payments and $0.6 million of debt issuance costs. Net cash provided by financing activities for the three months ended March 31, 2018 primarily consisted of net borrowings of $79.6 million under our credit facilities partially offset by $1.6 million of debt issuance costs and $1.0 million of dividend payments.

Divestiture of Lea County, New Mexico Assets

On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell all of its rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico (the “Tatanka Assets”) (the “Tatanka Assets PSA”) for cash consideration of $22.0 million, along with the assumption, by the purchaser, of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction (the “Closing Date”) with an effective date of October 1, 2018. Rosehill received a deposit of $1.1 million upon signing the Tatanka Assets PSA and received the remaining $20.9 million on the Closing Date. The purchase price is subject to customary closing adjustments due within 120 days of the Closing Date.

Class A Common Stock Equity Offering

On September 27, 2018, we entered into an Underwriting Agreement with Citigroup Global Markets Inc., as representative of the Underwriters, for a public offering of 6,150,000 shares of common stock at a public offering price of $6.10 per share ($5.795 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 922,500 shares of Class A Common Stock.

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

Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The redeterminations will occur on April 1 and October 1 of each year. The borrowing base is scheduled to be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiaries’ disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Amended and Restated Credit Agreement may not exceed the borrowing base. The Amended and Restated Credit Agreement also does not permit Rosehill Operating to borrow funds if, at the time of such borrowing, Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. Rosehill Operating and the Lenders each have the right to one interim unscheduled redetermination of the borrowing base between any two successive scheduled redeterminations. Rosehill Operating’s initial borrowing base was $150 million, which represented an increase of $75 million from the borrowing base in effect under the Previous Credit Facility. The first redetermination under the Amended and Restated Credit Agreement occurred on June 29, 2018, which increased our borrowing base to $210.0 million. Subsequently, our borrowing base was increased to $220 million on December 5, 2018 and $300 million on March 28, 2019.

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

Borrowings under the Amended and Restated Credit Agreement will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.00% or at LIBO Rate plus an applicable margin ranging from 2.00% to 3.00%. The Amended and Restated Credit Agreement will mature on August 31, 2022, with an automatic extension to March 28, 2023 upon the payment in full of the Second Lien Notes if there is no event of default under the senior secured credit facility during the time of such extension.

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

We were in compliance with the current ratio, leverage ratio and coverage ratio in the Amended and Restated Credit Agreement for the measurement period ended March 31, 2019.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended March 31, 2019.

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

On December 8, 2017, in connection with the White Wolf Acquisition, we issued 150,000 shares of Series B Preferred Stock, par value of $0.0001 per share, to EIG (the “Series B Preferred Stock Purchasers”) for an aggregate purchase price of $150.0 million, less transaction costs and up-front fees of approximately $10.0 million. We had the option, subject to certain conditions, to sell from time to time up to an additional 50,000 shares of Series B Preferred Stock, in the aggregate, to the Series B Preferred Stock Purchasers and their transferees for a purchase price of $1,000 per share of Series B Preferred Stock. We did not exercise such option, which terminated on December 8, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Interest Rate Risk

As of March 31, 2019, we had $207.0 million outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 5.0%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBO Rate plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on annual interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $2.1 million. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. Our Second Lien Notes have a fixed interest rate of 10.0%.

During 2017, policymakers announced that LIBO Rate will be replaced by Secured Overnight Financing Rate (“SOFR”) by 2021. The new benchmark rate will be based on overnight Treasury General Collateral repossession rates. We will monitor the continuous emergence of SOFR, as it could adversely impact our interest rate risk, and therefore the amount of interest we pay on liabilities currently measured at LIBO Rate.

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2019, our disclosure controls and procedures were not effective as a result of a material weakness identified during the quarter ended March 31, 2019. The material weakness related to the accuracy of our accounting for income taxes which led to the incorrect application of U.S. GAAP, and ineffective controls over the financial statement close and reporting processes related to income taxes.

     We are continuing to evaluate our processes around accounting for income taxes, and the number of required personnel in all key finance and accounting positions to see if additional changes or additional finance and accounting personnel are required.

     We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the error in the Company’s Interim Financial Statements, and as a result of the material weakness identified, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of March 31, 2019.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K under the heading “Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	—	$—	n/a	n/a
February 2019	4,912	3.27	n/a	n/a
March 2019	54,265	2.83	n/a	n/a
Total 2019	59,177	$2.87	n/a	n/a

(1)	These shares were either withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes or repurchase of Cash-Settled Restricted vested.

Item 5. Other Information

Inducement Awards

The Compensation Committee of the Board approved the grant of equity inducement awards to David L. French, the Company's Chief Executive Officer, effective as of May 14, 2019. The Company approved the issuance to Mr. French of an equity award with an aggregate value equal to $1,650,000, made up of 210,997 restricted stock units (RSUs) and 210,997 performance stock units granted at target (PSUs). The RSUs and PSUs were granted based on the Company's stock price on April 15, 2019, the date Mr. French joined the Company. The RSUs vest 1/3 each year over three years, beginning on the first anniversary of April 15, 2019 and the PSUs vest according to the Company's achievement of certain performance factors, subject in each case to Mr. French's continued employment through the applicable vesting date. The foregoing description is qualified in its entirety by reference to the RSU and PSU award agreements, which are included as exhibits to the Company’s Registration Statement on Form S-8, filed with the SEC on May 14, 2019, and incorporated herein by reference. The RSUs and PSUs were granted outside the Company's Long-Term Incentive Plan and as an inducement material to Mr. French entering into employment with Rosehill, in accordance with The NASDAQ Capital Markets Listing Rule 5635(c)(4).

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Class A Common Stock Certificate (4)
4.3	Specimen Warrant Certificate (4)
4.4	Warrant Agreement, dated March 10, 2016, between the Company and Continental Stock Transfer & Trust Company (5)
4.5	Shareholders’ and Registration Rights Agreement (6)
10.1	Employment Agreement, dated as of February 22, 2019, by and between Rosehill Operating Company, LLC and David L. French (7)
10.2	Global Amendment to Outstanding Awards under the Rosehill Resources Inc. Long-Term Incentive Plan, effective as of July 23, 2018. (8)
10.3	Offer Letter between Gary C. Hanna and Rosehill Operating Company, LLC, dated as of September 6, 2018. (7)
10.4	Restricted Stock Grant Notice (9)
10.5	Form of Inducement Restricted Stock Unit Grant Notice and Agreement (10)
10.6	Form of Inducement Performance Share Unit Grant Notice and Agreement (10)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
 * Filed herewith
** Furnished herewith

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2017.
(2) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2018.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2017.
(4) Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement (File no. 333-209041) on Form S-1/A, filed with the SEC on February 5, 2016.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 16, 2016.
(6) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 20, 2016.
(7) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 12, 2018.
(8) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 27, 2018.
(9) Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 9, 2018.
(10) Incorporated by reference to the Company’s Form S-8, filed with the SEC on May 14, 2019.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEHILL RESOURCES INC.

By:	/s/ David L. French
David L. French
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. Craig Owen
R. Craig Owen
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2019