Form 10-K/A
period 2018-12-31
Rosehill Resources Inc.
filed 2019-06-21
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-37712

ROSEHILL RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5500436
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

16200 Park Row, Suite 300, Houston, TX	77084
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code (281) 675-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ROSE	The NASDAQ Capital Market
Class A Common Stock Public Warrants	ROSEW	The NASDAQ Capital Market
Class A Common Stock Public Units	ROSEU	The NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price (as reported by the NASDAQ Global Market) of such common stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 20, 2018) was approximately $27.2 million.

As of March 22, 2019, 13,760,136 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report.

EXPLANATORY NOTE

Rosehill Resources Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Form 10-K”) solely to add Exhibits 2.1-2.5, 10.4-10.12 and 10.14-10.29 to the Item 15 exhibit list included in the Original Form 10-K. The supplemental exhibits were inadvertently excluded from Item 15 of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as noted above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The consolidated financial statements of the Company and reports of independent registered public accounting firms listed in Section 8 of the Original Form 10-K were filed as a part of the Original Form 10-K.

(2) Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are either not required, inapplicable or because the required information is presented in the Company’s consolidated financial statements and related notes in the Original Form 10-K.

(3) Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K/A. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Tema Oil and Gas Company. (9)
2.2
Purchase and Sale Agreement, dated as of October 24, 2017, among Whitehorse Energy, LLC, Whitehorse Energy Delaware, LLC, Whitehorse Delaware Operating, LLC, Siltstone Resources II - Permian, LLC, Siltstone Resources II-B-Permian, LLC, Rosehill Operating Company, LLC, and Rosehill Resources Inc. (3)

2.3
First Amendment to Purchase and Sale Agreement, dated as of October 24, 2017, among Whitehorse Energy, LLC, Whitehorse Energy Delaware, LLC, Whitehorse Delaware Operating, LLC, Siltstone Resources II - Permian, LLC, Siltstone Resources II-B-Permian, LLC, Rosehill Operating Company, LLC, and Rosehill Resources Inc. (3)

2.4
Second Amendment to Purchase and Sale Agreement, dated as of October 24, 2017, among Whitehorse Energy, LLC, Whitehorse Energy Delaware, LLC, Whitehorse Delaware Operating, LLC, Siltstone Resources II - Permian, LLC, Siltstone Resources II-B-Permian, LLC, Rosehill Operating Company, LLC, and Rosehill Resources Inc. (3)

2.5
Third Amendment to Purchase and Sale Agreement, dated as of October 24, 2017, among Whitehorse Energy, LLC, Whitehorse Energy Delaware, LLC, Whitehorse Delaware Operating, LLC, Siltstone Resources II - Permian, LLC, Siltstone Resources II-B-Permian, LLC, Rosehill Operating Company, LLC, and Rosehill Resources Inc. (11)

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
4.5
Shareholders’ and Registration Rights Agreement, dated as of December 20, 2016, by and among Tema Oil and Gas Company, KLR Energy Sponsor, LLC, KLR Energy Acquisition Corp., Anchorage Illiquid Opportunities V, L.P. and AIO V AIV 3 Holdings, L.P. (9)

10.1	Amended and Restated Rosehill Resources Inc. Long-Term Incentive Plan. (4)†
10.2	Global Amendment to Outstanding Awards under the Rosehill Resources Inc. Long-Term Incentive Plan, effective as of July 23, 2018. (4)†
10.3	Restricted Stock Grant Notice (10)†
10.4	Form of Indemnification Agreement. (1)†
10.5	Form of Employment Agreement. (1)†
10.6	Tax Receivable Agreement, dated as of April 27, 2017, by and between Rosehill Resources Inc. and Tema. (1)

10.7
First Amendment to Note Purchase Agreement, dated as of March 28, 2018, among Rosehill Operating Company, LLC, as issuer, Rosehill Resources Inc., each of the holders from time to time party thereto and U.S. Bank National Association, as agent and collateral agent for the holders. (17)

10.8	Form of Restricted Stock Grant Notice and Agreement for Non-Employee Directors. (1)†
10.9	Form of Performance Share Unit Grant Notice and Agreement for Executives. (12)†
10.10	Form of Restricted Stock Unit Grant Notice and Agreement for Executives. (12)†
10.11	Second Amended and Restated Limited Liability Company Agreement of Rosehill Operating Company, LLC, dated as of December 8, 2017. (3)
10.12
Amended and Restated Credit Agreement, dated as of March 28, 2018, among Rosehill Operating Company, LLC, as borrower, Rosehill Resources Inc., as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto as lenders. (13)

10.13	Offer Letter between Gary C. Hanna and Rosehill Operating Company, LLC, dated as of September 6, 2018. (5)†
10.14	Crude Oil Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company. (1)
10.15	Gas Gathering Agreement, dated April 27, 2017, by and between Rosehill Operating Company, LLC and Gateway Gathering and Marketing Company. (1)
10.16	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and AIO V AIV 3 Holdings, L.P. (9)
10.17	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Anchorage Illiquid Opportunities V, L.P. (9)
10.18	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and Geode Diversified Fund, a segregated account of Geode Capital Master Fund Ltd. (9)
10.19	Subscription Agreement, dated as of December 20, 2016, by and between KLR Energy Acquisition Corp. and The K2 Principal Fund, L.P. (9)
10.20	Securities Subscription Agreement, dated November 20, 2015, between the Registrant and KLR Energy Sponsor, LLC. (15)
10.21	Third Amended and Restated Sponsor Warrants Purchase Agreement between Rosehill Resources Inc. and KLR Energy Sponsor, LLC. (8)
10.22	Amended and Restated Warrants Purchase Agreement between Rosehill Resources Inc. and EarlyBird Capital, Inc. (8)
10.23	Registration Rights Agreement, dated March 10, 2016, between Rosehill Resources Inc., KLR Energy Sponsor, LLC, EarlyBirdCapital, Inc. and Chardan Capital Markets, LLC. (8)
10.24	Series B Redeemable Preferred Stock Purchase Agreement among Rosehill Resources Inc. and the Purchasers party thereto. (3)
10.25	Transition, Resignation and Consulting Agreement and General Release of Claims among J. A. (Alan) Townsend, Rosehill Operating Company, LLC and Rosehill Resources Inc., dated as of May 2, 2018. (16)
10.26	Employment Agreement between Brian K. Ayers and Rosehill Operating Company, LLC, dated April 27, 2017. (18)
10.27	Employment Agreement between R. Colby Williford and Rosehill Operating Company, LLC, dated April 27, 2017. (18)
10.28	Employment Agreement between Craig Owen and Rosehill Operating company, LLC, dated as of June 5, 2017. (18)
10.29*	Employment Agreement between Donald Bryan Freeman and Rosehill Operating Company, LLC, dated April 27, 2017.
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP (14)
23.2	Consent of Ryder Scott Company, LP. (14)
23.3	Consent of Netherland, Sewell & Associates, Inc. (14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
99.1	Ryder Scott Company, LP., Summary of Reserves at December 31, 2017 (7)
99.2	Ryder Scott Company, LP., Summary of Reserves at December 31, 2016 (7)
99.3	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2018. (14)

101.INS	XBRL Instance Document. (14)
101.SCH	XBRL Taxonomy Extension Schema. (14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (14)
101.PRE	XBRL Taxonomy Extension Label Linkbase. (14)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase. (14)

 * Filed herewith
† Indicates a management contract or compensatory plan or arrangement.

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
(8) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 16, 2016.
(9) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 20, 2016.
(10) Incorporated by reference to the Company’s Form 10-Q, filed with the Commission on November 9, 2018.
(11) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 22, 2017.
(12) Incorporated by reference to the Company’s Form 10-K, filed with the Commission on April 17, 2018.
(13) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 29, 2018.
(14) Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 29, 2019.
(15) Incorporated by reference to the Company’s Registration Statement (File no. 333-209041) on Form S-1, filed with the Commission on January 19, 2016.
(16) Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 2, 2018.
(17) Incorporated by reference to the Company's Form 8-K, filed with the Commission on March 29, 2018.
(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Commission on August 15, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEHILL RESOURCES INC.
June 21, 2019
	By:	/s/ David L. French
David L. French
President and Chief Executive Officer