Form 10-Q
period 2019-06-30
Rosehill Resources Inc.
filed 2019-08-08
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, 14,450,980 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,684	$20,157
Accounts receivable	26,810	32,260
Accounts receivable, related parties	—	78
Derivative assets	3,352	30,819
Prepaid and other current assets	1,936	1,371
Total current assets	36,782	84,685
Property and equipment:
Oil and natural gas properties (successful efforts), net	731,636	666,797
Other property and equipment, net	2,251	2,592
Total property and equipment, net	733,887	669,389
Other assets, net	5,591	4,678
Derivative assets	29,464	58,314
Total assets	$805,724	$817,066
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,961	$21,013
Accounts payable, related parties	63	287
Derivative liabilities	11,755	—
Accrued liabilities and other	27,570	27,335
Accrued capital expenditures	22,813	30,529
Total current liabilities	83,162	79,164
Long-term liabilities:
Long-term debt, net	334,889	288,298
Asset retirement obligations	13,709	13,524
Deferred tax liabilities	14,101	9,278
Derivative liabilities	1,627	696
Other liabilities	3,652	3,658
Total long-term liabilities	367,978	315,454
Total liabilities	451,140	394,618
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock; $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 156,746 shares issued and outstanding as of June 30, 2019 and December 31, 2018	159,008	155,111
Stockholders’ equity
Series A Preferred Stock; $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 101,669 shares issued and outstanding as of June 30, 2019 and December 31, 2018	84,631	84,631
Class A Common Stock; $0.0001 par value, 250,000,000 shares authorized and 14,450,980 and 13,760,136 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3	3
Additional paid-in capital	35,957	42,271
Retained earnings	7,686	26,661
Total common stockholders’ equity	43,647	68,936
Noncontrolling interest	67,298	113,770
Total stockholders’ equity	195,576	267,337
Total liabilities, mezzanine and stockholders’ equity	$805,724	$817,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$66,840	$73,061	$132,693	$124,615
Natural gas sales	(649)	2,308	825	4,053
Natural gas liquids sales	3,192	5,158	7,725	7,645
Total revenues	69,383	80,527	141,243	136,313
Operating expenses:
Lease operating expenses	8,435	11,225	18,805	20,110
Production taxes	2,992	3,841	6,495	6,481
Gathering and transportation	1,320	1,207	3,681	1,919
Depreciation, depletion, amortization and accretion	32,661	36,506	68,625	57,315
Exploration costs	1,113	1,875	2,368	2,311
General and administrative	9,344	7,930	18,399	15,027
(Gain) loss on disposition of property and equipment	(11,123)	163	(11,114)	296
Total operating expenses	44,742	62,747	107,259	103,459
Operating income	24,641	17,780	33,984	32,854
Other income (expense):
Interest expense, net	(6,010)	(4,662)	(11,610)	(8,529)
Gain (loss) on commodity derivative instruments, net	28,377	(19,954)	(76,194)	(41,239)
Other income, net	31	290	93	422
Total other income (expense), net	22,398	(24,326)	(87,711)	(49,346)
Income (loss) before income taxes	47,039	(6,546)	(53,727)	(16,492)
Income tax expense (benefit)	1,517	(15,210)	4,823	(17,400)
Net income (loss)	45,522	8,664	(58,550)	908
Net income (loss) attributable to noncontrolling interest	26,444	(8,347)	(47,465)	(22,423)
Net income (loss) attributable to Rosehill Resources Inc. before preferred stock dividends	19,078	17,011	(11,085)	23,331
Series A Preferred Stock dividends and deemed dividends	2,027	1,968	4,033	3,897
Series B Preferred Stock dividends, deemed dividends, and return	5,863	5,844	11,671	11,576
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$11,188	$9,199	$(26,789)	$7,858
Earnings (loss) per common share:
Basic	$0.78	$1.43	$(1.90)	$1.24
Diluted	$0.54	$(0.32)	$(1.90)	$(0.70)
Weighted average common shares outstanding:
Basic	14,382	6,430	14,108	6,327
Diluted	24,562	36,238	14,108	36,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)
Three Months Ended June 30, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at March 31, 2019	101,669	$84,631	14,287,321	$1	29,807,692	$3	$35,256	$(3,502)	$31,758	$39,947	$156,336
Net income	—	—	—	—	—	—	—	19,078	19,078	26,444	45,522
Restricted stock issued	—	—	201,335	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(37,676)	—	—	—	(157)	—	(157)	—	(157)
Stock-based compensation	—	—	—	—	—	—	1,765	—	1,765	—	1,765
Series A Preferred Stock dividends	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	—	(5,863)	(5,863)	—	(5,863)
Equity shift	—	—	—	—	—	—	(907)	—	(907)	907	—
Balance at June 30, 2019	101,669	$84,631	14,450,980	$1	29,807,692	$3	$35,957	$7,686	$43,647	$67,298	$195,576

Three Months Ended June 30, 2018:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at March 31, 2018	98,662	$81,624	6,222,299	$1	29,807,692	$3	$29,107	$—	$29,111	$(1,062)	$109,673
Net income (loss)	—	—	—	—	—	—	—	17,011	17,011	(8,347)	8,664
Restricted stock issued	—	—	352,330	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(32,261)	—	—	—	(261)	—	(261)	—	(261)
Stock based compensation	—	—	—	—	—	—	1,826	—	1,826	—	1,826
Series A Preferred stock dividends	985	985	—	—	—	—	—	(1,969)	(1,969)	—	(984)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	1,341	(7,184)	(5,843)	—	(5,843)
Equity shift	—	—	—	—	—	—	(1,383)	—	(1,383)	1,383	—
Balance at June 30, 2018	99,647	$82,609	6,542,368	$1	29,807,692	$3	$30,630	$7,858	$38,492	$(8,026)	$113,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(In thousands, except share amounts)

Six Months Ended June 30, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	101,669	$84,631	13,760,136	$1	29,807,692	$3	$42,271	$26,661	$68,936	$113,770	$267,337
Net loss	—	—	—	—	—	—	—	(11,085)	(11,085)	(47,465)	(58,550)
Restricted stock issued	—	—	759,574	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(68,730)	—	—	—	(246)	—	(246)	—	(246)
Stock-based compensation	—	—	—	—	—	—	2,739	—	2,739	—	2,739
Series A Preferred Stock dividends	—	—	—	—	—	—	(2,006)	(2,027)	(4,033)	—	(4,033)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(5,808)	(5,863)	(11,671)	—	(11,671)
Equity shift	—	—	—	—	—	—	(993)	—	(993)	993	—
Balance at June 30, 2019	101,669	$84,631	14,450,980	$1	29,807,692	$3	$35,957	$7,686	$43,647	$67,298	$195,576

Six Months Ended June 30, 2018:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net income (loss)	—	—	—	—	—	—	—	23,331	23,331	(22,423)	908
Restricted stock issued	—	—	352,330	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(32,261)	—	—	—	(261)	—	(261)	—	(261)
Stock based compensation	—	—	—	—	—	—	3,288	—	3,288	—	3,288
Series A Preferred stock dividends	1,949	1,949	—	—	—	—	—	(3,897)	(3,897)	—	(1,948)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	—	(11,576)	(11,576)	—	(11,576)
Equity shift	—	—	—	—	—	—	(2,343)	—	(2,343)	2,343	—
Balance at June 30, 2018	99,647	$82,609	6,542,368	$1	29,807,692	$3	$30,630	$7,858	$38,492	$(8,026)	$113,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(58,550)	$908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, accretion and impairment of oil and gas properties	68,625	57,315
Deferred income taxes	4,823	(17,400)
Stock-based compensation	2,924	3,288
(Gain) loss on disposition of property and equipment	(11,114)	296
Loss on derivative instruments	76,170	41,082
Net cash paid in settlement of derivative instruments	(7,167)	(12,194)
Amortization of debt issuance costs	906	1,319
Settlement of asset retirement obligations	(8)	(283)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and accounts receivable, related parties	5,533	(11,976)
Increase in prepaid and other assets	(565)	(369)
Increase (decrease) in accounts payable and accrued liabilities and other	(4,600)	12,056
Increase (decrease) in accounts payable, related parties	(224)	553
Net cash provided by operating activities	76,753	74,595
Cash flows from investing activities:
Additions to oil and natural gas properties	(148,861)	(204,275)
Acquisition of White Wolf	—	(4,005)
Acquisition of land and leasehold, royalty and mineral interest	(1,133)	(14,725)
Proceeds received - Tatanka Asset sale	22,000	—
Additions to other property and equipment	(88)	(1,634)
Net cash used in investing activities	(128,082)	(224,639)
Cash flows from financing activities:
Proceeds from revolving credit facility	66,000	213,000
Repayment on revolving credit facility	(20,000)	(68,000)
Debt issuance costs	(658)	(2,380)
Dividends paid on preferred stock	(9,232)	(4,129)
Restricted stock used for tax withholdings	(247)	(261)
Payment on capital lease obligation	(7)	(13)
Net cash provided by financing activities	35,856	138,217
Net decrease in cash, cash equivalents, and restricted cash	(15,473)	(11,827)
Cash and cash equivalents beginning of period	20,157	24,682
Cash and cash equivalents end of period	$4,684	$12,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$8,954	$3,748

Supplemental noncash activity:
Asset retirement obligations incurred	$(7)	$2,793
Changes in accrued capital expenditures	(7,716)	(16,971)
Changes in accounts payable for capital expenditures	1,211	3,161
Series A Preferred Stock dividends paid-in-kind	—	1,949
Series A Preferred Stock cash dividends declared and payable	2,027	984
Series B Preferred Stock dividends paid-in-kind	—	3,004
Series B Preferred Stock cash dividends declared and payable	3,908	2,275
Series B Preferred Stock return	3,156	3,438
Series B Preferred Stock deemed dividend	741	631

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

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. As of June 30, 2019, the Company owns approximately 32.7% of the common units of Rosehill Operating (the “Rosehill Operating Common Units”) and Tema owns approximately 67.3% of the Rosehill Operating Common Units.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ASC 606 became effective for the Company on January 1, 2019, and the Company has elected to adopt it using the modified retrospective method. The Company has completed its review of the impact of ASC 606 on its significant contracts and determined that the Company was not required to record a cumulative effect adjustment to retained earnings. The implementation of ASC 606 did result in changes to the presentation of “Revenues” and “Gathering and transportation” on the Company’s Condensed Consolidated Statement of Operations, but there was no impact to net income. See Note 17 - Revenue from Contracts with Customers.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 3 – Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss) (numerator):
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - basic	$11,188	$9,199	$(26,789)	$7,858
Add: Dividends on Series A Preferred Stock	2,027	—	—	—
Add: Net loss attributable to the noncontrolling interest, net of taxes	—	(20,898)	—	(33,122)
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$13,215	$(11,699)	$(26,789)	$(25,264)

Weighted average shares (denominator):
Weighted average shares – basic	14,382	6,430	14,108	6,327
Add: Dilutive effects of equity awards	1,339	—	—	—
Add: Dilutive effects of Series A Preferred Stock	8,841	—	—	—
Add: Dilutive effects of Class B Common Stock	—	29,808	—	29,808
Weighted average shares – diluted	24,562	36,238	14,108	36,135

Basic earnings (loss) per share	$0.78	$1.43	$(1.90)	$1.24
Diluted earnings (loss) per share	$0.54	$(0.32)	$(1.90)	$(0.70)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30, 2019, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants and 1.4 million shares of Class A Common Stock issuable upon vesting of awards under the Company’s Long-Term Incentive Plan (as amended and restated on May 22, 2018, the “LTIP”) from the computation of diluted earnings per share because the effect of such events was anti-dilutive. For the six months ended June 30, 2019, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.8 million shares of Class A Common Stock issuable upon conversion of the Company’s 8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and 2.4 million shares of Class A Common Stock issuable upon vesting of awards under the LTIP from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

For the three months ended June 30, 2018, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 0.2 million shares of Class A Common Stock issuable upon vesting under the Company’s LTIP from the computation of diluted earnings per share because the effect of such events was anti-dilutive. For the six months ended June 30, 2018, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.5 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 0.1 million shares of Class A Common Stock issuable upon vesting under the Company’s LTIP from the computation of diluted earnings per share because the effect of such events was anti-dilutive.

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Revenue receivable	$25,342	$28,876
Realized derivative receivable	741	2,229
Joint interest billings	80	640
Other	647	515
Accounts receivable	$26,810	$32,260

Note 5 – Derivative Instruments

Commodity derivatives. The Company enters into various derivative instruments primarily to mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. Oil and natural gas commodity derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. While commodity derivative instruments are utilized to manage the price risk attributable to expected oil and natural gas production, the Company’s commodity derivative instruments are not designated as accounting hedges under the accounting guidance. The related cash flow impact of the commodity derivative activities is reflected as cash flows from operating activities unless they are determined to have a significant financing element at inception, in which case they are classified within financing activities.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the Condensed Consolidated Balance Sheets, as well as the gross recognized derivative assets, liabilities and offset amounts in the Condensed Consolidated Balance Sheets:

	June 30, 2019
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$26,289	$(22,937)	$3,352
Commodity derivatives - non-current	98,379	(68,915)	29,464
Total assets	$124,668	$(91,852)	$32,816

Liabilities
Commodity derivatives - current	$(34,692)	$22,937	$(11,755)
Commodity derivatives - non-current	(69,869)	68,915	(954)
Series B Preferred Stock bifurcated derivative - non-current	(673)	—	(673)
Total liabilities	$(105,234)	$91,852	$(13,382)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

	December 31, 2018
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$46,972	$(16,153)	$30,819
Commodity derivatives - non-current	88,008	(29,694)	58,314
Total assets	$134,980	$(45,847)	$89,133

Liabilities
Commodity derivatives - current	$(16,153)	$16,153	$—
Commodity derivatives - non-current	(29,694)	29,694	—
Series B Preferred Stock bifurcated derivative - non-current	(696)	—	(696)
Total liabilities	$(46,543)	$45,847	$(696)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019, the open commodity derivative positions with respect to future production were as follows:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	1,332,000	1,960,000	—	—
Weighted average fixed price ($/Bbl)	$53.59	$60.09	$—	$—
Natural gas:
Notional volume (MMBtu)	1,682,646	1,970,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.87	$2.75	$2.79	$2.85
Ethane:
Notional volume (Gallons)	7,027,524	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	4,685,058	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	1,561,896	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	210,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	1,095,258	3,294,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$65.86	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$60.61	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$45.57	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	2,637,258	5,254,000	3,160,000	2,100,000
Weighted average fixed price ($/Bbl)	$(4.65)	$(0.83)	$0.48	$0.54

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	1,711,062	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.13)	$(1.03)	$—	$—

(1)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 2,160,000 barrels of crude oil at a weighted average fixed price of $50.48 per barrel to offset commodity derivative swaps it previously sold of 2,160,000 barrels of crude oil at a weighted average fixed price of $61.21 per barrel.

(2)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 1,100,000 barrels of crude oil at a weighted average fixed price of $50.55 per barrel to offset commodity derivative swaps it previously sold of 1,100,000 barrels of crude oil at a weighted average fixed price of $58.42 per barrel.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2019 and 2018, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Realized gain (loss) on derivatives
Commodity derivative options	$(165)	$—	$1,335	$19
Commodity derivative swaps	(5,181)	(9,151)	(7,704)	(12,213)
Total realized gain (loss) on derivatives	$(5,346)	$(9,151)	$(6,369)	$(12,194)

Unrealized gain (loss) on derivatives
Commodity derivative options	$3,217	$1,795	$(22,349)	$(14,165)
Commodity derivative swaps	30,506	(12,598)	(47,476)	(14,880)
Total	33,723	(10,803)	(69,825)	(29,045)
Series B Preferred Stock bifurcated derivative	(58)	57	23	157
Total unrealized gain (loss) on derivatives	$33,665	$(10,746)	$(69,802)	$(28,888)

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Derivative assets
Derivative assets - current	$3,352	$30,819
Derivative assets - non-current	29,464	58,314
Total derivative assets	32,816	89,133

Derivative liabilities
Derivative liabilities - current	(11,755)	—
Derivative liabilities - non-current	(1,627)	(696)
Total derivative liabilities	(13,382)	(696)

Total derivative assets (liabilities), net	$19,434	$88,437

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

The tables below, set forth by level within the fair value hierarchy, represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$3,352	$—	$3,352
Commodity derivative assets - non-current	—	29,464	—	29,464
Total derivative assets	$—	$32,816	$—	$32,816

Derivative liabilities
Commodity derivative liabilities - current	$—	$(11,755)	$—	$(11,755)
Commodity derivative liabilities - non-current	—	(954)	—	(954)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(673)	(673)
Total derivative liabilities	$—	$(12,709)	$(673)	$(13,382)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$30,819	$—	$30,819
Commodity derivative assets - non-current	—	58,314	—	58,314
Total derivative assets	$—	$89,133	$—	$89,133

Derivative liabilities
Series B Preferred Stock bifurcated derivative - non-current	$—	$—	$(696)	$(696)
Total derivative liabilities	$—	$—	$(696)	$(696)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the six months ended June 30, 2019.

Beginning balance	$696
(Gains) losses reported in earnings	(23)
Ending balance	$673

Financing Arrangements

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Company’s revolving credit facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. As of June 30, 2019 and December 31, 2018, the fair value of the 10% Senior Secured Second Lien Notes (the “Second Lien Notes”) was approximately $95.2 million, which was determined using quoted prices for similar instruments, a Level 2 classification in the fair value hierarchy.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property and equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Proved oil and natural gas properties	$910,705	$777,558
Unproved oil and natural gas properties	119,225	121,929
Land	1,575	1,575
Less: accumulated DD&A and impairment	(299,869)	(234,265)
Total oil and natural gas properties (successful efforts), net	731,636	666,797
Other property and equipment	6,094	6,059
Less: accumulated DD&A	(3,843)	(3,467)
Total other property and equipment	2,251	2,592
Total property and equipment, net	$733,887	$669,389

Depreciation, depletion and amortization (“DD&A”) related to oil and natural gas properties was $32.3 million and $36.2 million for the three months ended June 30, 2019 and 2018, respectively, and $67.8 million and $56.7 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense related to other property and equipment was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. There were no impairment charges related to proved or unproved oil and natural gas properties recorded for the three and six months ended June 30, 2019 and 2018. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $60.5 million at June 30, 2019 and $87.1 million at December 31, 2018.

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

Divestiture of Lea County, New Mexico Assets. On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell all of its rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico for cash consideration of $22.0 million, along with the assumption, by the purchaser, of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction (the “Closing Date”) with an effective date of October 1, 2018. The purchase price is subject to customary closing adjustments due within 120 days of the Closing Date. The Company recorded a gain of approximately $11.1 million upon closing of the divestiture.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the six months ended June 30, 2019 is set forth below (in thousands):

Asset retirement obligations, beginning of period	$13,524
Additional liabilities incurred	88
Dispositions	(186)
Accretion expense	385
Liabilities settled upon plugging and abandoning wells	(8)
Revision of estimates	(94)
Asset retirement obligations, end of period	$13,709

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accrued payroll	$2,301	$3,764
Royalties payable	8,175	11,511
Accrued lease operating expense	4,849	3,992
Preferred Stock dividends payable	5,936	3,362
Accrued interest expense	2,661	925
Accrued production taxes	—	1,234
Accrued ad valorem taxes	1,743	1,066
Other	1,905	1,481
Total accrued liabilities and other	$27,570	$27,335

Note 10 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	240,000	194,000
Total debt	340,000	294,000
Debt issuance cost on Second Lien Notes, net	2,878	3,211
Discount on Second Lien Notes, net	2,233	2,491
Total debt issuance cost and discounts	5,111	5,702
Total long-term debt, net	$334,889	$288,298

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility

On March 28, 2018, Rosehill Operating entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among Rosehill Operating, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO Rate plus an applicable margin ranging from 2% to 3%. As of June 30, 2019, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 5.2%. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base is re-determined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. As of June 30, 2019, the borrowing base was $300 million and the Company had $240.0 million outstanding under the Amended and Restated Credit Agreement.

The amounts outstanding under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s property and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Amended and Restated Credit Agreement. If an event of default occurs under the Amended and Restated Credit Agreement, JPMorgan Chase Bank, N.A. will have the right to proceed against the pledged capital stock and take control of substantially all of the assets of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors’. There are currently no guarantors under the Amended and Restated Credit Agreement. The Company is subject to certain limited restrictions under the Amended and Restated Credit Agreement, including (without limitation) a negative pledge with respect to its equity interests in Rosehill Operating and a contingent obligation to guarantee the borrowings upon request by the lenders in the event that the Company incurs debt obligations.

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0; (2) (x) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) for so long as the Series B Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with the financial covenants in the Amended and Restated Credit Agreement for the measurement period ended June 30, 2019.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended June 30, 2019.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. The deferred financing costs related to the Amended and Restated Credit Agreement are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

	June 30,	December 31,
	2019	2018
	(In thousands)
Revolving credit facility
Debt issuance costs	$3,026	$2,368
Accumulated amortization of debt issuance costs	(677)	(361)
Net deferred costs - Revolving credit facility	$2,349	$2,007

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(767)	(509)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(990)	(657)
Net deferred costs - Second Lien Notes	$5,111	$5,702
Total deferred financing costs and debt discount, net	$7,460	$7,709

Note 11 – 10% Series B Redeemable Preferred Stock

On December 8, 2017, in connection with the acquisition of mineral rights, royalty interests and other associated assets in the Southern Delaware Basin (the “White Wolf Acquisition”), the Company entered into a Series B Redeemable Preferred Stock Purchase Agreement (the “Series B Preferred Stock Agreement”) to issue 150,000 shares of the Company’s 10.00% Series B Redeemable Preferred Stock, par value of $0.0001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG.

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company (the “Board”), cumulative dividends in cash, at a rate of 10.00% per annum on the $1,000 liquidation preference per share of Series B Preferred Stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2018. With respect to dividends declared for any quarter ending on or prior to January 15, 2019, the Company had the option, and elected, to pay as dividends additional shares of Series B Preferred Stock in kind (the “Series B PIK Shares”) in an amount up to 40% of that which would have been payable had the dividends been fully paid in cash.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The shares of Series B Preferred Stock are redeemable at the election of the holders on or after December 8, 2023, and upon certain conditions and at any time at the Company’s option. As the holders of Series B Preferred Stock have an option to redeem the Series B Preferred Stock at a future date, the proceeds from the Series B Preferred Stock have been included in temporary, or “mezzanine” equity, between total liabilities and stockholders’ equity on the Condensed Consolidated Balance Sheets.  The Series B Preferred Stock, while not currently redeemable at the option of the holders, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated redemption date of December 8, 2023 when the Series B Preferred Stock is redeemable in whole or in part at the election of the holders of Series B Preferred Stock. The accretion is presented as a deemed dividend and recorded in mezzanine equity on the Condensed Consolidated Balance Sheets and within preferred dividends on the Condensed Consolidated Statements of Operations.

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, such holders are guaranteed a base return on the initial 150,000 shares purchased in an amount equal to (1) $1,250 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock had the Company redeemed the shares prior to the first anniversary of the date of issuance of such share of Series B Preferred Stock; (2) $1,350 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares on or after the first anniversary and prior to the second anniversary of the date of issuance of such share of Series B Preferred Stock; and (3) on or after the second anniversary of the date of issuance of such share of Series B Preferred Stock, the greater of (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return (“IRR”) (the “Base Return Amount”) with respect to such shares of Series B Preferred Stock. Since the Series B Preferred Stock can be redeemed by the holders on or after December 8, 2023 and management has no immediate plans to redeem before that date, the Company has accrued a guaranteed return amount in order to achieve the 16% IRR.

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

The Company reflected the following activity in mezzanine equity for the Series B Preferred Stock for the six months ended June 30, 2019:

	Series B Preferred Shares	Series B Preferred Stock Value	Guaranteed Return	Total
	(In thousands, except share data)
Total Series B Preferred Stock at December 31, 2018	156,746	$147,603	$7,508	$155,111
Return (16% IRR)	—	—	10,930	10,930
Dividends declared and paid or payable in cash	—	—	(7,774)	(7,774)
Accretion of discount - deemed dividend	—	741	—	741
Total Series B Preferred Stock at June 30, 2019	156,746	$148,344	$10,664	$159,008

For the quarters ended June 30, 2019 and March 31, 2019, dividends per share on the Company’s Series B Preferred Stock was $24.93 and $24.66, respectively, which was the same as the comparative periods in 2018.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s income tax provision was an expense of $1.5 million and a benefit of $15.2 million for the three months ended June 30, 2019 and 2018, respectively, and an expense of $4.8 million and a benefit of $17.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 3% and 232% for the three months ended June 30, 2019 and 2018, respectively, and 9% and 106% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate differs from the enacted statutory rate of 21% in 2019 and 2018 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement and the impact of state income taxes.

As of June 30, 2019, the Company had approximately $38.1 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including NOL carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of June 30, 2019, we have no valuation allowance because the Company thinks it is more likely than not that its deferred tax assets will be realized prior to their expiration. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of June 30, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 to present.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.  The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment obligation are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then the Company would not be required to make the related Tax Receivable Agreement payment. As of June 30, 2019 and December 31, 2018, the Company recognized a Tax Receivable Agreement liability of approximately $3.5 million after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits.

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

Future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company’s Class A Common Stock on the dividend date, contain a beneficial conversion option determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to the Company’s common stockholders when such paid-in-kind shares of Series A Preferred Stock are granted.

The Company will ratably recognize additional non-cash deemed dividends attributable to the Series A Preferred Stock discount which was created by the issuance of the warrants exercisable for shares of Class A Common Stock and the contribution of the Class A Common Stock, as the Series A Preferred Stock is converted to Class A Common Stock. Such non-cash deemed dividends will reduce net income attributable to Rosehill Resources Inc. common stockholders.

The table below summarizes the Series A Preferred Stock dividends reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Series A Preferred Stock paid-in-kind	$—	$984	$—	$1,949
Series A Preferred Stock paid or payable in cash	2,027	984	4,033	1,948
Series A Preferred Stock dividends	$2,027	$1,968	$4,033	$3,897

For the quarters ended June 30, 2019 and March 31, 2019, dividends per share on the Company’s Series A Preferred Stock was $19.95 and $19.73, respectively, which was the same as the comparative periods in 2018.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment pursuant to the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017, upon the completion of the Transaction, and will expire on April 27, 2022. As of June 30, 2019, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50.

Of the outstanding exercisable warrants, there were 588,276 warrants issued in connection with the formation of the Company, 7,597,044 public warrants (the “Public Warrants”) issued in connection with KLRE’s initial public offering, 5,000,000 warrants issued to certain qualified institutional buyers and accredited investors (the “PIPE Investors”) in connection with the Transaction, and 4,000,000 warrants issued to Tema in connection with the Transaction. The Company may call the warrants for redemption if the reported last sale price of the Class A Common Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

Of the outstanding warrants exercisable, there were 8,408,838 warrants issued to the Sponsor and EarlyBirdCapital Inc. pursuant to a private placement (the “Private Placement Warrants”) in connection with the Company’s initial public offering. The Private Placement Warrants are not redeemable by the Company and are exercisable on a cashless basis so long as they are held by the initial holders or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants described above. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants described above.

Noncontrolling Interest. Noncontrolling interest represents the membership interest held by holders other than the Company. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change if warrants are exercised for Class A Common Stock, when shares of Series A Preferred Stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s LTIP and if Tema elects to exchange the Class B Common Stock received in connection with the Transaction for shares of Class A Common Stock. At June 30, 2019, Tema held an approximate 67.3% noncontrolling interest in Rosehill Operating.

Note 14 - Stock-Based Compensation

Long-Term Incentive Plan

The LTIP permits the grant of a number of different types of equity, equity-based and cash awards to employees, directors and consultants, including grant options, SARs, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, substitute awards, performance awards or any combination of the foregoing, as determined by the Compensation Committee of the Board (the “Compensation Committee”), in its sole discretion. The purpose of the LTIP is to provide a means to attract and retain qualified employees, directors and consultants by affording such individuals a means to acquire and maintain stock ownership or awards, the value of which is tied to the performance of the Company. The LTIP also provides additional incentives and reward opportunities designed to strengthen such individuals’ concern for the welfare of the Company and their desire to remain in its employ. At the plan’s inception, 7,500,000 shares of Class A Common Stock were reserved for issuance under the LTIP.

The Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock-based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock-based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations and forfeitures are recognized as they occur. The stock-based compensation expense recognized was $1.9 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.9 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, 3,285,122 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the six months ended June 30, 2019:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	246,653	$6.24
Granted	428,984	3.12
Vested	(114,360)	7.25
Forfeited	—	—
Nonvested - June 30, 2019	561,277	$3.66

As of June 30, 2019, there was $1.2 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.7 years.

Stock-Settled Time-Based Restricted Stock Units

Stock-settled time-based restricted stock units entitle the holder to receive one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These stock-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	713,558	$8.13
Granted	1,194,624	3.25
Vested	(330,590)	8.44
Forfeited	(141,344)	5.57
Nonvested - June 30, 2019	1,436,248	$4.27

As of June 30, 2019, there was $5.4 million of unrecognized compensation cost related to nonvested stock-settled time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

Market Based Performance Share Units

The Company granted a target number of market based performance share units to certain employees. The market based performance share units will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the six months ended June 30, 2019:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	284,415	$8.99
Granted	845,680	4.17
Vested	—	—
Forfeited	(148,206)	6.80
Nonvested - June 30, 2019	981,889	$5.17

The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Class A Common Stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The following weighted-average assumptions were used to value the market based performance awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	71.4%	—%	68.9%	89.5%
Risk-free interest rate	2.2%	—%	2.2%	2.4%
Dividend yield	—%	—%	—%	—%
Expected life (years)	1.63	—	2.49	2.77

As of June 30, 2019, there was $3.9 million of unrecognized compensation cost related to shares of market based performance units which is expected to be recognized over a weighted average period of 2.1 years.

Cash-Settled Restricted Stock Units

The Company grants cash-settled restricted stock units to certain employees. Cash-settled restricted stock units entitle the holder to receive the cash equivalent of one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These cash-settled restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. Cash-settled restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock-based compensation expense for cash-settled restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the six months ended June 30, 2019:

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	78,224	$6.63
Granted	409,390	3.12
Vested	(28,123)	6.63
Forfeited	(15,649)	4.48
Nonvested - June 30, 2019	443,842	$3.47

As of June 30, 2019, the Company had a liability for cash-settled restricted stock units of $0.2 million based on a closing price of $3.70 on June 28, 2019. As of June 30, 2019, there was $1.5 million of unrecognized compensation cost related to shares of cash-settled restricted stock units which is expected to be recognized over a weighted average period of 2.6 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. For the periods ending on and before December 31, 2018, the Company provided matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Beginning on January 1, 2019, the Company changed its matching contributions to 100% of elective deferrals up to 6% of eligible compensation. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance and (iii) office space to Gateway Gathering and Marketing (“Gateway”). Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance and (iv) legal services. The TSA terminated on October 27, 2018. Rosehill Operating did not incur significant costs related to the TSA for the three and six months ended June 30, 2018.

Gateway Gathering and Marketing. Gateway is a subsidiary of Rosemore. A portion of Rosehill Operating’s oil production was sold to Gateway. There were no revenues from production sold to Gateway for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, revenues from production sold to Gateway were approximately $73.0 million and $124.5 million, respectively. There was no revenue receivable due from Gateway as of June 30, 2019 and December 31, 2018.

Rosehill Operating has a Crude Oil Gathering Agreement and a Gas Gathering Agreement with Gateway for a portion of its production. All of the costs incurred under the Crude Oil Gathering Agreement during the three and six months ended June 30, 2018 were netted against the revenues received from Gateway due to Gateway being the purchaser of the oil production. Costs incurred for the three and six months ended June 30, 2019 under the Crude Oil Gathering Agreement were $0.2 million and $0.8 million, respectively. As of June 30, 2019 and December 31, 2018, there was no amount payable and $0.3 million, respectively, due to Gateway under the Crude Oil Gathering Agreement. Costs incurred under the Gas Gathering Agreement with Gateway for the three months ended June 30, 2019 and 2018, were approximately $1.5 million and $1.3 million, respectively. Costs incurred under the Gas Gathering Agreement with Gateway for the six months ended June 30, 2019 and 2018, were approximately $2.8 million and $1.6 million, respectively. As of June 30, 2019 and December 31, 2018, there was no amount payable due to Gateway related to the Gas Gathering Agreement.

In 2018, Rosehill Operating entered into a Crude Oil Marketing Consulting Agreement with Gateway to, among other things, develop marketing strategies aimed at increasing realized prices from the sale of Rosehill Operating’s production. For the three and six months ended June 30, 2019, the Company incurred costs of $0.1 million related to the consulting agreement. The Crude Oil Marketing Consulting Agreement was terminated in February 2019. The Company did not incur any costs related to the Crude Oil Marketing Consulting Agreement during the three or six months ended June 30, 2018.

KLR Sponsor. In October 2018, Rosehill Operating entered into a Water Purchase Agreement with Seawolf Water Resources, LP (“Seawolf”), an affiliate of KLR Sponsor, to purchase water from Seawolf’s water wells for use in well completion operations. For the three and six months ended June 30, 2019, Rosehill Operating incurred costs of $0.5 million and $0.7 million, respectively, related to this agreement. As of June 30, 2019 there was $0.1 million payable due to Seawolf and at December 31, 2018 there was $0.6 million included in accrued capital expenditures due to Seawolf.

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

Contingencies

Legal. In the ordinary course of business, the Company is party to various legal actions, which arise primarily from its activities as operator of oil and natural gas wells. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations. There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such requiring a contingent liability to be recognized as of the date of the condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17— Revenue from Contracts with Customers

The Company recognizes oil, natural gas and NGL revenue at the point in time when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of gathering, transportation, processing and other post-production expenses (“gathering and transportation expense”) within the Company’s Condensed Consolidated Statements of Operations. In these scenarios below, the Company evaluates whether it is the principal or the agent in the transaction, which analysis includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party purchaser is its customer, the Company recognizes revenue on a gross basis, with transportation, processing and gathering expenses presented within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at or near the wellhead or inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGL revenues based on the net amount of proceeds received from the midstream processing company. The Company has the following categories under which oil, natural gas and NGL revenue is generated:

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

•
The Company sells its liquids rich natural gas to a midstream processor at or near the wellhead. The midstream processor gathers and processes the liquids rich natural gas and remits the proceeds to the Company from the ultimate sale of the residue gas and NGLs to third parties. In such arrangements, the midstream processor obtains control of the product at the wellhead and is considered the customer. Proceeds received for the residue gas and NGLs from the midstream processor are reflected as natural gas and NGL revenue, respectively, and are recorded net of processing, gathering and transportation fees incurred by the midstream processor after control has transferred.

•
The Company sells its liquids rich natural gas to a midstream processor at the inlet to the midstream processing facility. The midstream processor gathers and processes the liquids rich natural gas and remits the proceeds to the Company from the ultimate sale of the residue gas and NGLs to third parties. In such arrangements, the midstream processor obtains control of the product at the inlet to the processing facility and is considered the customer. Gathering and transportation fees incurred by the Company to deliver its liquids rich natural gas to the inlet of the facility occurs prior to the transfer of control to the customer and are recognized within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Proceeds received for the residue gas and NGLs from the midstream processor are reflected as natural gas and NGL revenue, respectively, and are recorded net of processing, gathering and transportation fees incurred by the midstream processor after control has transferred.

•
The Company has the option in certain midstream processing arrangements where liquids rich natural gas is delivered to the midstream processing facility, the midstream processor gathers and processes the liquids rich natural gas and then the processed residue gas and NGLs are redelivered to the Company in-kind at the tailgate of the processing facility. The Company sells its in-kind residue gas and NGLs to its customer at the tailgate of the processing facility. Gathering and transportation fees incurred prior to transfer of control at the tailgate of the processing facility are recognized within the Gathering, processing and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Proceeds received for the residue gas and NGLs from the customer are reflected as natural gas and NGL revenue, respectively, and are recorded net of gathering and transportation fees incurred by the customer after control has transferred.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The implementation of ASC 606 resulted in changes to the presentation of Revenues and Gathering and transportation on the Company’s Condensed Consolidated Statements of Operations, but it did not have any impact to net income (loss) or cash flows from operations. The impacts of the adoption of ASU 2014-09 for the three and six months ended June 30, 2019, were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
	(In thousands)
Revenues:
Oil sales	$66,840	$66,681	$159	$132,693	$131,877	$816
Natural gas sales	(649)	(60)	(589)	825	1,966	(1,141)
Natural gas liquids sales	3,192	3,224	(32)	7,725	7,990	(265)
Total revenues	$69,383	$69,845	$(462)	$141,243	$141,833	$(590)
Operating expenses:
Gathering and transportation	$1,320	$1,782	$(462)	$3,681	$4,271	$(590)

Performance obligations

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a customer at the wellhead, inlet, or tailgate of the midstream processor’s processing facility, or other contractually specified delivery point. For all commodity products, the Company records revenue in the month production is delivered to the customer. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, such receivable balances were $25.3 million and $28.9 million, respectively, as disclosed in Note 4 - Accounts Receivable.

The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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
We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 32.7% (or 43.9% assuming the conversion of Rosehill Operating Series A Preferred Units into Rosehill Operating common units).

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

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Crude Oil (per Bbl)	$55.06	$60.18	$51.85	$60.40
Natural Gas (per Mcf)	$(0.44)	$1.68	$0.26	$1.91
NGLs (per Bbl)	$12.05	$22.04	$13.75	$21.06

Lower commodity prices in the future could result in impairments of our properties and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity, or ability to finance planned capital expenditures. Lower oil, natural gas and NGL prices may also reduce the borrowing base under our Amended and Restated Credit Agreement, which may be determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Alternatively, higher oil, natural gas and NGL prices may result in significant non-cash fair value losses being incurred on our commodity derivatives, which could cause us to experience net losses when oil and natural gas prices rise. For the three months ended June 30, 2019, we realized a negative price for our natural gas inclusive of processing costs and some gathering costs.  Because we receive revenue from natural gas liquids, we have and may continue to produce and sell our natural gas with a negative realized sales price.

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Oil sales	$6,684	$7,306	$13,269	$12,462
Natural gas sales	(65)	231	83	405
NGL sales	319	516	773	765
Total revenues	$6,938	$8,053	$14,125	$13,632

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

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. The following table shows the the percentage each component contributed to total revenue:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Commodity Revenues (1):	2019	2018	2019	2018
Oil sales	96%	91%	94%	91%
Natural gas sales	(1)	3	1	3
NGL sales	5	6	5	6
	100%	100%	100%	100%

(1)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three and Six Months Ended June 30, 2019 and 2018

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Oil (MBbls)	1,214	1,214	2,559	2,063
Natural gas (MMcf)	1,462	1,375	3,201	2,127
NGL (MBbls)	265	234	562	363
Total (MBoe)	1,723	1,677	3,655	2,781
Average daily net production (Boe/d)	18,934	18,429	20,193	15,365

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

We had a net current liability of $8.4 million and a net non-current asset of $28.5 million related to the following open commodity derivative instrument positions as of June 30, 2019:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	1,332,000	1,960,000	—	—
Weighted average fixed price ($/Bbl)	$53.59	$60.09	$—	$—
Natural gas:
Notional volume (MMBtu)	1,682,646	1,970,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.87	$2.75	$2.79	$2.85
Ethane:
Notional volume (Gallons)	7,027,524	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	4,685,058	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	1,561,896	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	210,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	1,095,258	3,294,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$65.86	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$60.61	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$45.57	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	2,637,258	5,254,000	3,160,000	2,100,000
Weighted average fixed price ($/Bbl)	$(4.65)	$(0.83)	$0.48	$0.54

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	1,711,062	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.13)	$(1.03)	$—	$—

(1)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 2,160,000 barrels of crude oil at a weighted average fixed price of $50.48 per barrel to offset commodity derivative swaps it previously sold of 2,160,000 barrels of crude oil at a weighted average fixed price of $61.21 per barrel, effectively locking in a gain of approximately $23.2 million that the Company expects to recognize in 2021 when the swaps settle.

(2)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 1,100,000 barrels of crude oil at a weighted average fixed price of $50.55 per barrel to offset commodity derivative swaps it previously sold of 1,100,000 barrels of crude oil at a weighted average fixed price of $58.42 per barrel, effectively locking in a gain of approximately $8.7 million that the Company expects to recognize in 2022 when the swaps settle.

If there are no changes in the forward curve market prices as of June 30, 2019, we would incur a realized loss of $12.8 million in 2019, a realized gain of $7.6 million in 2020, a realized gain of $18.3 million in 2021 and a realized gain of $6.9 million in 2022. See Note 5 - Derivative Instruments in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

In July 2019, we entered into interest rate fixed swaps with a notional amount of $150.0 million and an average fixed rate of 1.72% to achieve a more predictable cash flow used to service debt and reduce exposure to adverse fluctuations in LIBOR rates. The swaps were effective in July 2019 and will terminate in August 2022, which is when our Amended and Restated Credit facility matures.

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

Non-GAAP Financial Measure

Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by our management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) before interest expense, net, income tax expense (benefit), DD&A, accretion, impairment of oil and natural gas properties, exploration costs, stock-settled stock-based compensation, (gains) losses on commodity derivatives excluding net cash receipts (payments) on settled commodity derivatives, one-time costs incurred in connection with the Transaction, (gains) losses from the sale of property and equipment, (gains) losses on asset retirement obligation settlements and other non-cash operating items. Adjusted EBITDAX is not a measure of net income (loss) as determined by United States generally accepted accounting principles (“U.S. GAAP”).

Management believes Adjusted EBITDAX is useful because it allows them to more effectively evaluate operating performance and compare our results of operations from period to period against our peers without regard to financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with U.S. GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that its results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measures of other companies.

We have provided below a reconciliation of Adjusted EBITDAX to net income (loss), the most directly comparable U.S. GAAP financial measure.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$45,522	$8,664	$(58,550)	$908
Interest expense, net	6,010	4,662	11,610	8,529
Income tax expense (benefit)	1,517	(15,210)	4,823	(17,400)
Depreciation, depletion, amortization and accretion	32,661	36,506	68,625	57,315
Unrealized (gain) loss on commodity derivatives, net	(33,723)	10,803	69,825	29,045
Stock settled stock-based compensation	1,765	1,760	2,739	3,222
Exploration costs	1,113	1,875	2,368	2,311
(Gain) loss on disposition of property and equipment	(11,123)	163	(11,114)	296
Other non-cash (income) expense, net	58	(57)	(23)	(157)
Adjusted EBITDAX	$43,800	$49,166	$90,303	$84,069

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months Ended June 30,
	2019	2018	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$66,840	$73,061	$(6,221)	(9)%
Natural gas sales	(649)	2,308	(2,957)	(128)
NGL sales	3,192	5,158	(1,966)	(38)
Total revenues	$69,383	$80,527	$(11,144)	(14)%

Average sales price (1):
Oil (per Bbl)	$55.06	$60.18	$(5.12)	(9)%
Natural gas (per Mcf)	(0.44)	1.68	(2.12)	(126)
NGLs (per Bbl)	12.05	22.04	(9.99)	(45)
Total (per Boe)	$40.27	$48.02	$(7.75)	(16)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$37.17	$42.56	$(5.39)	(13)%

Net production:
Oil (MBbls)	1,214	1,214	—	—%
Natural gas (MMcf)	1,462	1,375	87	6
NGLs (MBbls)	265	234	31	13
Total (MBoe)	1,723	1,677	46	3%

Average daily net production volume:
Oil (Bbls/d)	13,341	13,341	—	—%
Natural gas (Mcf/d)	16,066	15,110	956	6
NGLs (Bbls/d)	2,912	2,571	341	13
Total (Boe/d)	18,934	18,429	505	3%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The decrease in total revenues was due to a decrease in average sales price, partially offset by an increase in sales volume. The decrease in average sales price contributed to approximately $13.8 million of the decrease in total revenues and was partially offset by the $2.7 million impact of the increase in sales volume. The decrease in average sales price is due to lower price indices for West Texas Intermediate (“WTI”) crude oil prices and Mont Belvieu liquid prices and less favorable pricing differentials for natural gas. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines. For the three months ended June 30, 2019, we realized a negative price for our natural gas inclusive of processing costs and some gathering costs.  Because we receive revenue from natural gas liquids, we have and may continue to produce and sell our natural gas with a negative realized sales price.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019. The adoption of ASC 606 resulted in the Company recording less total revenue of approximately $0.5 million. There was no impact on our net loss; the impact was a change in presentation between revenues and gathering and transportation expense based on where control of our oil, natural gas and NGL production transfers to the customer. The change did not significantly impact our reported average sales for each product. See Note 17 - Revenue from Contracts with Customers of this Quarterly Report on Form 10-Q in Part I, Item 1 for more detail on our revenue recognition under ASC 606.

Operating expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$8,435	$11,225	$(2,790)	(25)%
Production taxes	2,992	3,841	(849)	(22)
Gathering and transportation	1,320	1,207	113	9
Depreciation, depletion, amortization and accretion	32,661	36,506	(3,845)	(11)
Exploration costs	1,113	1,875	(762)	(41)
General and administrative, excluding stock-based compensation	7,431	6,104	1,327	22
Stock-based compensation	1,913	1,826	87	5
(Gain) loss on disposition of property and equipment	(11,123)	163	(11,286)	(6,924)
Total operating expenses	$44,742	$62,747	$(18,005)	(29)%
Operating expenses per Boe:
Lease operating expenses	$4.90	$6.69	$(1.79)	(27)%
Production taxes	1.74	2.29	(0.55)	(24)
Gathering and transportation	0.77	0.72	0.05	7
Depreciation, depletion, amortization and accretion	18.96	21.77	(2.81)	(13)
Exploration costs	0.65	1.12	(0.47)	(42)
General and administrative, excluding stock-based compensation	4.31	3.64	0.67	18
Stock-based compensation	1.11	1.09	0.02	2
(Gain) loss on disposition of property and equipment	(6.46)	0.10	(6.56)	(6,560)
Total operating expenses per Boe	$25.98	$37.42	$(11.44)	(31)%

Lease operating expenses (“LOE”). The decrease in LOE was due to a lower average LOE per Boe rate, partially offset by higher sales volume. The decrease in the average LOE per Boe rate contributed to approximately $3.1 million of the decrease to LOE , partially offset by $0.3 million in LOE due to the increase in sales volume. The lower average LOE per Boe rate is primarily due to lower water disposal costs and equipment rentals. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The decrease was primarily due to a decrease in total revenues. Our total revenues decreased by 14% and production taxes decreased by 22%. Production taxes as a percentage of total revenues were 4.3% and 4.8% for the three months ended June 30, 2019 and 2018, respectively.

Gathering and transportation (“G&T”). G&T increased by approximately $0.5 million due to an increase in G&T per Boe rate and $0.1 million due to an increase in sales volume, partially offset by the adoption of ASC 606, which resulted in the Company recording less G&T expense of approximately $0.5 million that is presented in total revenues during the period.

Depreciation, depletion, amortization and accretion expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A and Accretion
Depreciation, depletion and amortization of oil and gas properties	$32,258	$36,164	$(3,906)	(11)%
Depreciation of other property and equipment	208	189	19	10
Accretion expense	195	153	42	27
	$32,661	$36,506	$(3,845)	(11)%

DD&A and Accretion per Boe
Depreciation, depletion and amortization of oil and gas properties	$18.72	$21.56	$(2.84)	(13)%
Depreciation of other property and equipment	0.12	0.11	0.01	9
Accretion expense	0.11	0.10	0.01	10
Total DD&A per Boe	$18.95	$21.77	$(2.82)	(13)%

DD&A for oil and gas properties decreased by $4.9 million primarily due to a decrease in the DD&A per Boe rate as a result of adding proved reserves to our depletion pool, partially offset by an increase of $1.0 million due to an increase in production primarily attributable to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals and drilling costs of exploratory wells that are determined to be unsuccessful. Our exploration costs decreased by $0.8 million for the three months ended June 30, 2019 compared to June 30, 2018, due to the Company acquiring acreage in the Southern Delaware Basin in December 2017 and performing more seismic studies during the three months ended June 30, 2018 compared to the three months ended June 30, 2019.

General and administrative, excluding stock-based compensation (“G&A”).  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of $1.6 million as a result of an increase in full-time employees. The increase was partially offset by a decrease of $0.1 million related to a reduced use of consultants for various corporate functions, such as accounting and human resources, during the three months ended June 30, 2019 compared to the same period in 2018.

Stock-based compensation. We grant stock awards to our employees and directors under our LTIP. The expense associated with the awards were consistent for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

(Gain) loss on disposition of property and equipment. The gain on disposition of property and equipment for the three months ended June 30, 2019 primarily relates to the sale of all of our rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico (the “Tatanka Assets”) and recognizing a gain of approximately $11.1 million upon closing the sale in April 2019.

Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(6,010)	$(4,662)	$(1,348)	29%
Gain (loss) on commodity derivative instruments, net	28,377	(19,954)	48,331	(242)
Other income, net	31	290	(259)	(89)
Total other income (expense), net	$22,398	$(24,326)	$46,724	(192)%

Interest expense, net. The increase to interest expense primarily related to our revolving credit facility interest expense increase by $1.2 million as a result of an increase in borrowings outstanding.

Gain (loss) on commodity derivative instruments, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net gain for the three months ended June 30, 2019 is comprised of net losses of $5.3 million on cash settlements and net gains of $33.7 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended June 30, 2018 is comprised of net losses of $9.2 million on cash settlements and net losses of $10.8 million on mark-to-market adjustments on unsettled positions.

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Six Months Ended June 30,
	2019	2018	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$132,693	$124,615	$8,078	6%
Natural gas sales	825	4,053	(3,228)	(80)%
NGL sales	7,725	7,645	80	1%
Total revenues	$141,243	$136,313	$4,930	4%

Average sales price (1):
Oil (per Bbl)	$51.85	$60.40	$(8.55)	(14)%
Natural gas (per Mcf)	0.26	1.91	(1.65)	(86)%
NGLs (per Bbl)	13.75	21.06	(7.31)	(35)%
Total (per Boe)	$38.64	$49.02	$(10.38)	(21)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$36.90	$44.63	$(7.73)	(17)%

Net production:
Oil (MBbls)	2,559	2,063	496	24%
Natural gas (MMcf)	3,201	2,127	1,074	50%
NGLs (MBbls)	562	363	199	55%
Total (MBoe)	3,655	2,781	874	31%

Average daily net production volume:
Oil (Bbls/d)	14,138	11,398	2,740	24%
Natural gas (Mcf/d)	17,685	11,751	5,934	50%
NGLs (Bbls/d)	3,105	2,006	1,099	55%
Total (Boe/d)	20,193	15,365	4,828	31%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The increase in total revenues was due to an increase in sales volume, partially offset by a decrease in average sales price. The increase in sales volume contributed to approximately $42.1 million of the increase in total revenues and the decrease in average sales price contributed to approximately $37.2 million of the decrease in total revenues. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines. The decrease in average sales price is due to lower price indices for West Texas Intermediate (“WTI”) crude oil prices and Mont Belvieu liquid prices and less favorable pricing differentials for natural gas.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019. The adoption of ASC 606 resulted in the Company recording less total revenue of approximately $0.6 million. There was no impact on our net loss; the impact was a change in presentation between revenues and gathering and transportation expense based on where control of our oil, natural gas and NGL production transfers to the customer. The change did not significantly impact our reported average sales for each product. See Note 17 - Revenue from Contracts with Customers of this Quarterly Report on Form 10-Q in Part I, Item 1 for more detail on our revenue recognition under ASC 606.

Operating expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$18,805	$20,110	$(1,305)	(6)%
Production taxes	6,495	6,481	14	—
Gathering and transportation	3,681	1,919	1,762	92
Depreciation, depletion, amortization and accretion	68,625	57,315	11,310	20
Exploration costs	2,368	2,311	57	2
General and administrative, excluding stock-based compensation	15,475	11,739	3,736	32
Stock-based compensation	2,924	3,288	(364)	(11)
(Gain) loss on disposition of property and equipment	(11,114)	296	(11,410)	(3,855)
Total operating expenses	$107,259	$103,459	$3,800	4%
Operating expenses per Boe:
Lease operating expenses	$5.15	$7.23	$(2.08)	(29)%
Production taxes	1.78	2.33	(0.55)	(24)
Gathering and transportation	1.01	0.69	0.32	46
Depreciation, depletion, amortization and accretion	18.78	20.61	(1.83)	(9)
Exploration costs	0.65	0.83	(0.18)	(22)
General and administrative, excluding stock-based compensation	4.23	4.22	0.01	—
Stock-based compensation	0.80	1.18	(0.38)	(32)
(Gain) loss on disposition of property and equipment	(3.04)	0.11	(3.15)	(2,864)
Total operating expenses per Boe	$29.36	$37.20	$(7.84)	(21)%

Lease operating expenses. The decrease in LOE was due to a lower average LOE per Boe rate, partially offset by an increase in LOE due to higher sales volume. The decrease in the average LOE per Boe rate contributed to approximately $7.6 million of the decrease to LOE and the increase in sales volume contributed to approximately $6.3 million of the increase to LOE. The lower average LOE per Boe rate is primarily due to lower water disposal costs and equipment rentals. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Production taxes. Production taxes are primarily based on the market value of our wellhead production. The increase was primarily due to an increase in total revenues. Production taxes as a percentage of total revenues were 4.6% and 4.8% for the six months ended June 30, 2019 and 2018, respectively.

Gathering and transportation. G&T increased by approximately $1.4 million due to an increase in the G&T per Boe rate and $1.0 million due to an increase in sales volume, partially offset by the adoption of ASC 606, which resulted in the Company recording less G&T expense of approximately $0.6 million that is presented in total revenues during the period. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Depreciation, depletion, amortization and accretion expense.  See the following table for a breakdown of DD&A:

	Six Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A and Accretion
Depreciation, depletion and amortization of oil and gas properties	$67,825	$56,715	$11,110	20%
Depreciation of other property and equipment	415	318	97	31
Accretion expense	385	282	103	37
	$68,625	$57,315	$11,310	20%

DD&A and Accretion per Boe
Depreciation, depletion and amortization of oil and gas properties	$18.56	$20.39	$(1.83)	(9)%
Depreciation of other property and equipment	0.11	0.11	—	—
Accretion expense	0.11	0.11	—	—
Total DD&A per Boe	$18.78	$20.61	$(1.83)	(9)%

DD&A for oil and gas properties increased by $17.8 million primarily due to an increase in production primarily attributable to new wells coming online without any significant offsetting decrease in production from natural well production declines, partially offset by a decrease of $6.7 million due to a decrease in the DD&A rate as a result of adding proved reserves to our depletion pool.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals and drilling costs of exploratory wells that are determined to be unsuccessful. Our exploration costs remained consistent over the comparative periods due to our ongoing seismic studies of the acreage we acquired in the Southern Delaware Basin in December 2017.

General and administrative, excluding stock-based compensation.  The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of $4.5 million as a result of an increase in full-time employees. The increase was partially offset by a decrease of $0.4 million related to a reduced use of consultants for various corporate functions, such as accounting and human resources, during the six months ended June 30, 2019 compared to the same period in 2018.

Stock-based compensation. We grant stock awards to our employees and directors under our LTIP. The expense associated with the awards were lower for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to accounting for forfeitures that occurred during the six months ended June 30, 2019.

(Gain) loss on disposition of property and equipment. The gain on disposition of property and equipment for the six months ended June 30, 2019 primarily relates to the sale of all of our rights, title and interests to all leases, wells, facilities, easements and contracts located in associated with the Tatanka Assets and recognizing a gain of approximately $11.1 million upon closing the sale in April 2019.

Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(11,610)	$(8,529)	$(3,081)	36%
Gain (loss) on commodity derivative instruments, net	(76,194)	(41,239)	(34,955)	85
Other income, net	93	422	(329)	(78)
Total other income (expense), net	$(87,711)	$(49,346)	$(38,365)	78%

Interest expense, net. Interest expense related to our revolving credit facility increased $3.5 million primarily as a result of an increase in borrowings outstanding. The increase was partially offset by a decrease of $0.4 million in amortization of debt discount and issuance costs. During the six months ended June 30, 2018, we wrote-off the unamortized debt fees and discounts associated with our previous credit facility that we amended and restated in March 2018. Such write-off did not occur during the six months ended June 30, 2019.

Gain (loss) on commodity derivative instruments, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for the six months ended June 30, 2019 is comprised of net losses of $6.4 million on cash settlements and net losses of $69.8 million on mark-to-market adjustments on unsettled positions. The total net loss for the six months ended June 30, 2018 is comprised of net losses of $12.2 million on cash settlements and net losses of $29.0 million on mark-to-market adjustments on unsettled positions.

Capital Requirements and Sources of Liquidity

Overview

Our development and acquisition activities require us to make significant operating and capital expenditures. Historically our primary sources of liquidity have been cash flows from operations, financing entered into in connection with the Transaction and the White Wolf Acquisition, proceeds from the sale of assets in the Barnett Shale, proceeds from our public offering of Class A Common Stock and borrowings under our revolving credit facility. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties, payments of operating and general and administrative costs and interest payments on outstanding debt.

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our revolving credit facility, proceeds from the disposition of our Tatanka Assets, as defined below in “Divesture of Lea County, New Mexico Assets”, and/or opportunistically accessing the capital markets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, growth of our borrowing base and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements and other factors. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements and other liquidity requirements, through at least the next 12 months. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program.

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

Working Capital Analysis

We define working capital as current assets less current liabilities. At June 30, 2019 and December 31, 2018, we had a working capital deficit of $46.4 million and a surplus of $5.5 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production and from the fluctuation in commodity prices, which increases our derivative liabilities when future commodity prices exceeds our fixed hedge prices. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $4.7 million and $20.2 million, at June 30, 2019 and December 31, 2018, respectively. Effective March 28, 2019, the borrowing base under our credit facility increased to $300 million, with borrowings of $240.0 million outstanding at June 30, 2019. We expect that the pace of development activities, production volumes, commodity prices and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$76,753	$74,595
Net cash used in investing activities	(128,082)	(224,639)
Net cash provided by financing activities	35,856	138,217
Net decrease in cash and cash equivalents	$(15,473)	$(11,827)

Analysis of Cash Flow Changes for the Six Months Ended June 30, 2019 and 2018

Operating activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes and associated changes in working capital. The increase in net cash provided by operating activities of $2.2 million was primarily due to an increase in production, which increased revenues by $4.9 million, a decrease in cash related expenses of $7.7 million and a decrease in loss on hedge settlements of $5.0 million.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2019 included $148.9 million attributable to the development of oil and natural gas properties, $1.1 million for leasehold and mineral interest activity and $0.1 million for additions to other property and equipment, all of which was partially offset by the net proceeds from the sale of our Tatanka Assets in the amount of $22.0 million. Net cash used in investing activities for the six months ended June 30, 2018 included $204.3 million attributable to the development of oil and natural gas properties and mineral leases, $14.7 million for the acquisition of land and leasehold, royalty, and mineral interests, $4.0 million for the release of the escrow deposit for the White Wolf Acquisition, and $1.6 million for additions to other property and equipment.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2019 primarily consisted of net borrowings of $66.0 million under our Amended and Restated Credit Agreement partially offset by $20.0 million of repayments on our Amended and Restated Credit Agreement, $9.2 million of dividend payments, $0.7 million of debt issuance costs, and $0.2 million used to repurchase vested stock for tax withholdings. Net cash provided by financing activities for the six months ended June 30, 2018 primarily consists of net borrowings of $145.0 million under our revolving credit facility partially offset by $4.1 million of dividend payments and $2.4 million of debt issuance costs.

Divestiture of Lea County, New Mexico Assets

On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell its Tatanka Assets for cash consideration of $22.0 million, along with the assumption, by the purchaser, of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction (the “Closing Date”) with an effective date of October 1, 2018. The purchase price is subject to customary closing adjustments due within 120 days of the Closing Date.

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

Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The redeterminations will occur on April 1 and October 1 of each year. The borrowing base is scheduled to be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiaries’ disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Amended and Restated Credit Agreement may not exceed the borrowing base. The Amended and Restated Credit Agreement also does not permit Rosehill Operating to borrow funds if, at the time of such borrowing, Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. Rosehill Operating and the Lenders each have the right to one interim unscheduled redetermination of the borrowing base between any two successive scheduled redeterminations. Rosehill Operating’s initial borrowing base was $150 million, which represented an increase of $75 million from the borrowing base in effect under the Previous Credit Facility. The first redetermination under the Amended and Restated Credit Agreement occurred on June 29, 2018, which increased our borrowing base to $210.0 million. Subsequently, our borrowing base was increased to $220 million on December 5, 2018 and $300 million on March 28, 2019. As of June 30, 2019, we had $240.0 million outstanding under the Amended and Restated Credit Facility.

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

We were in compliance with the current ratio, leverage ratio and coverage ratio in the Amended and Restated Credit Agreement for the measurement period ended June 30, 2019.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s judgment. Our more significant policies and estimates include:

•	Successful efforts method of accounting for oil and natural gas activities

•	Impairment of oil and natural gas properties

•	Oil and natural gas reserve quantities

•	Revenue recognition

•	Commodity derivative instruments

•	Asset retirement obligations

•	Stock-Based Compensation

•	Income Taxes

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

Interest Rate Risk

As of June 30, 2019, we had $240.0 million of borrowings outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 5.2%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBO Rate plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on annual interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $2.4 million. We currently have no derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. Our Second Lien Notes have a fixed interest rate of 10.0%.

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

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2019, our disclosure controls and procedures were not effective as a result of a material weakness identified during the quarter ended March 31, 2019 that we are in the process of remediating. The material weakness related to the accuracy of our accounting for income taxes which led to the incorrect application of U.S. GAAP, and ineffective controls over the financial statement close and reporting processes related to income taxes.

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

Changes in Internal Control over Financial Reporting

Other than ongoing remediation efforts of the material weaknesses reported by management in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 31, 2019	28,077	$4.52	n/a	n/a
May 1, 2019 - May 31, 2019	9,599	3.17	n/a	n/a
June 1, 2019 - June 30, 2019	—	—	n/a	n/a
Total 2019	37,676	$4.18	n/a	n/a

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
10.1	Employment Agreement, dated as of February 22, 2019, by and between Rosehill Operating Company, LLC and David L. French (4)
10.2	Amended and Restated Employment Agreement, dated June 7, 2019, by and between Robert Craig Owen and Rosehill Operating Company, LLC (5)
10.3	Amended and Restated Employment Agreement, dated June 7, 2019, by and between Donald Bryan Freeman and Rosehill Operating Company, LLC (5)
10.4	Amended and Restated Employment Agreement, dated June 7, 2019, by and between Brian Ayers and Rosehill Operating Company, LLC (5)
10.5	Form of Inducement Restricted Stock Unit Grant Notice and Agreement (6)
10.6	Form of Inducement Performance Share Unit Grant Notice and Agreement (6)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
\\prt1
 * Filed herewith
** Furnished herewith

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2017.
(2) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2018.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2017.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 12, 2018.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 12, 2019.
(6) Incorporated by reference to the Company’s Form S-8, filed with the SEC on May 14, 2019.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEHILL RESOURCES INC.

By:	/s/ David L. French
David L. French
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. Craig Owen
R. Craig Owen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2019