Form 10-Q
period 2019-09-30
Rosehill Resources Inc.
filed 2019-11-07
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, 14,454,526 shares of Class A common stock, par value $0.0001 per share, and 29,807,692 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,132	$20,157
Accounts receivable	37,351	32,260
Accounts receivable, related parties	—	78
Derivative assets	15,931	30,819
Prepaid and other current assets	2,051	1,371
Total current assets	59,465	84,685
Property and equipment:
Oil and natural gas properties (successful efforts), net	754,285	666,797
Other property and equipment, net	2,621	2,592
Total property and equipment, net	756,906	669,389
Other assets, net	3,675	4,678
Derivative assets	46,027	58,314
Total assets	$866,073	$817,066
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,826	$21,013
Accounts payable, related parties	1,144	287
Derivative liabilities	117	—
Accrued liabilities and other	29,808	27,335
Accrued capital expenditures	24,804	30,529
Total current liabilities	68,699	79,164
Long-term liabilities:
Long-term debt, net	365,196	288,298
Asset retirement obligations	14,178	13,524
Deferred tax liabilities	5,107	9,278
Derivative liabilities	1,797	696
Other liabilities	3,645	3,658
Total long-term liabilities	389,923	315,454
Total liabilities	458,622	394,618
Commitments and contingencies (Note 16)
Mezzanine equity
Series B Preferred Stock; $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 156,746 shares issued and outstanding as of September 30, 2019 and December 31, 2018	161,012	155,111
Stockholders’ equity
Series A Preferred Stock; $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 103,717 and 101,699 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	86,679	84,631
Class A Common Stock; $0.0001 par value, 250,000,000 shares authorized and 14,451,367 and 13,760,136 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 29,807,692 shares issued and outstanding as of September 30, 2019 and December 31, 2018	3	3
Additional paid-in capital	36,538	42,271
Retained earnings	28,606	26,661
Total common stockholders’ equity	65,148	68,936
Noncontrolling interest	94,612	113,770
Total stockholders’ equity	246,439	267,337
Total liabilities, mezzanine equity and stockholders’ equity	$866,073	$817,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$73,747	$72,799	$206,440	$197,414
Natural gas sales	390	2,633	1,215	6,686
Natural gas liquids sales	2,122	7,125	9,847	14,770
Total revenues	76,259	82,557	217,502	218,870
Operating expenses:
Lease operating expenses	12,207	9,205	31,012	29,315
Production taxes	3,516	4,034	10,011	10,515
Gathering and transportation	881	1,327	4,562	3,246
Depreciation, depletion, amortization and accretion	34,533	47,469	103,158	104,784
Exploration costs	788	1,348	3,156	3,659
General and administrative	8,867	8,342	27,266	23,369
(Gain) loss on disposition of property and equipment	8	29	(11,106)	325
Total operating expenses	60,800	71,754	168,059	175,213
Operating income	15,459	10,803	49,443	43,657
Other income (expense):
Interest expense, net	(7,950)	(5,363)	(19,560)	(13,892)
Gain (loss) on commodity derivative instruments, net	39,368	(67,314)	(36,826)	(108,553)
Other income (expense), net	(764)	(93)	(671)	329
Total other income (expense), net	30,654	(72,770)	(57,057)	(122,116)
Income (loss) before income taxes	46,113	(61,967)	(7,614)	(78,459)
Income tax expense (benefit)	(8,995)	22,923	(4,172)	5,523
Net income (loss)	55,108	(84,890)	(3,442)	(83,982)
Net income (loss) attributable to noncontrolling interest	26,185	(61,450)	(21,280)	(83,873)
Net income (loss) attributable to Rosehill Resources Inc. before preferred stock dividends	28,923	(23,440)	17,838	(109)
Series A Preferred Stock dividends and deemed dividends	2,048	2,011	6,081	5,907
Series B Preferred Stock dividends, deemed dividends, and return	5,955	5,917	17,626	17,494
Net income (loss) attributable to Rosehill Resources Inc. common stockholders	$20,920	$(31,368)	$(5,869)	$(23,510)
Earnings (loss) per common share:
Basic	$1.45	$(4.76)	$(0.41)	$(3.66)
Diluted	$0.88	$(4.76)	$(0.67)	$(3.66)
Weighted average common shares outstanding:
Basic	14,451	6,592	14,223	6,416
Diluted	53,100	6,592	44,031	6,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)
Three Months Ended September 30, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2019	101,669	$84,631	14,450,980	$1	29,807,692	$3	$35,957	$7,686	$43,647	$67,298	$195,576
Net income	—	—	—	—	—	—	—	28,923	28,923	26,185	55,108
Restricted stock issued	—	—	418	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(31)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,710	—	1,710	—	1,710
Series A Preferred Stock dividends	2,048	2,048	—	—	—	—	—	(2,048)	(2,048)	—	—
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	—	(5,955)	(5,955)	—	(5,955)
Equity shift	—	—	—	—	—	—	(1,129)	—	(1,129)	1,129	—
Balance at September 30, 2019	103,717	$86,679	14,451,367	$1	29,807,692	$3	$36,538	$28,606	$65,148	$94,612	$246,439

Three Months Ended September 30, 2018:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2018	99,647	$82,609	6,542,368	$1	29,807,692	$3	$30,630	$7,858	$38,492	$(8,026)	$113,075
Net loss	—	—	—	—	—	—	—	(23,440)	(23,440)	(61,450)	(84,890)
Restricted stock issued	—	—	198,484	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	—	—	—	—	3	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	1,986	—	1,986	—	1,986
Series A Preferred stock dividends	1,006	1,006	—	—	—	—	(5,907)	3,897	(2,010)	—	(1,004)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	(17,494)	11,576	(5,918)	—	(5,918)
Equity Shift	—	—	—	—	—	—	(1,954)	—	(1,954)	1,954	—
Balance at September 30, 2018	100,653	$83,615	6,740,852	$1	29,807,692	$3	$7,264	$(109)	$7,159	$(67,522)	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(In thousands, except share amounts)

Nine Months Ended September 30, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	101,669	$84,631	13,760,136	$1	29,807,692	$3	$42,271	$26,661	$68,936	$113,770	$267,337
Net income (loss)	—	—	—	—	—	—	—	17,838	17,838	(21,280)	(3,442)
Restricted stock issued	—	—	759,992	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(68,761)	—	—	—	(246)	—	(246)	—	(246)
Stock-based compensation	—	—	—	—	—	—	4,449	—	4,449	—	4,449
Series A Preferred Stock dividends	2,048	2,048	—	—	—	—	(2,006)	(4,075)	(6,081)	—	(4,033)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(5,808)	(11,818)	(17,626)	—	(17,626)
Equity shift	—	—	—	—	—	—	(2,122)	—	(2,122)	2,122	—
Balance at September 30, 2019	103,717	$86,679	14,451,367	$1	29,807,692	$3	$36,538	$28,606	$65,148	$94,612	$246,439

Nine Months Ended September 30, 2018:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	97,698	$80,660	6,222,299	$1	29,807,692	$3	$29,946	$—	$29,950	$12,054	$122,664
Net loss	—	—	—	—	—	—	—	(109)	(109)	(83,873)	(83,982)
Restricted stock issued	—	—	550,814	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(32,261)	—	—	—	(258)	—	(258)	—	(258)
Stock-based compensation	—	—	—	—	—	—	5,274	—	5,274	—	5,274
Series A Preferred Stock dividends	2,955	2,955	—	—	—	—	(5,907)	—	(5,907)	—	(2,952)
Series B Preferred stock dividends, deemed dividends and return	—	—	—	—	—	—	(17,494)	—	(17,494)	—	(17,494)
Equity shift	—	—	—	—	—	—	(4,297)	—	(4,297)	4,297	—
Balance at September 30, 2018	100,653	$83,615	6,740,852	$1	29,807,692	$3	$7,264	$(109)	$7,159	$(67,522)	$23,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,442)	$(83,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	103,158	104,784
Deferred income taxes	(4,172)	5,523
Stock-based compensation	4,629	5,364
(Gain) loss on disposition of property and equipment	(11,106)	325
Loss on derivative instruments	37,912	108,500
Net cash paid in settlement of derivative instruments	(9,519)	(17,193)
Amortization of debt issuance costs	1,433	1,723
Settlement of asset retirement obligations	(7)	(551)
Changes in operating assets and liabilities:
Increase in accounts receivable and accounts receivable, related parties	(5,005)	(22,412)
(Increase) decrease in prepaid and other assets	587	(176)
Increase in accounts payable and accrued liabilities and other	762	14,828
Increase (decrease) in accounts payable, related parties	857	(211)
Net cash provided by operating activities	116,087	116,522
Cash flows from investing activities:
Additions to oil and natural gas properties	(211,796)	(292,955)
Acquisition of White Wolf	—	(4,005)
Acquisition of land and leasehold, royalty and mineral interest	(1,175)	(15,245)
Proceeds received - Tatanka Asset sale	21,770	—
Additions to other property and equipment	(683)	(1,834)
Net cash used in investing activities	(191,884)	(314,039)
Cash flows from financing activities:
Proceeds from revolving credit facility	108,000	274,000
Repayment on revolving credit facility	(32,000)	(80,000)
Debt issuance costs	(799)	(2,497)
Dividends paid on preferred stock	(15,169)	(7,388)
Restricted stock used for tax withholdings	(246)	(258)
Payment on capital lease obligation	(14)	(21)
Net cash provided by financing activities	59,772	183,836
Net decrease in cash, cash equivalents, and restricted cash	(16,025)	(13,681)
Cash and cash equivalents beginning of period	20,157	24,682
Cash and cash equivalents end of period	$4,132	$11,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$17,600	$10,160

Supplemental noncash activity:
Asset retirement obligations incurred, net of revision of estimates	$268	$4,367
Changes in accrued capital expenditures	(5,725)	(2,035)
Changes in accounts payable for capital expenditures	(7,243)	(7,662)
Series A Preferred Stock dividends paid-in-kind	2,048	2,955
Series A Preferred Stock cash dividends declared and payable	—	1,005
Series B Preferred Stock dividends paid-in-kind	—	4,554
Series B Preferred Stock cash dividends declared and payable	3,951	2,323
Series B Preferred Stock return	4,771	5,130
Series B Preferred Stock deemed dividend	1,130	984

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

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating, its consolidated subsidiary. As of September 30, 2019, the Company owns approximately 32.7% of the common units of Rosehill Operating (the “Rosehill Operating Common Units”) and Tema owns approximately 67.3% of the Rosehill Operating Common Units.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods.

Variable Interest Entities

Rosehill Operating is a variable interest entity. The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. The Company consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s condensed consolidated financial statements. Although Tema has a larger ownership interest in Rosehill Operating, because it has disproportionately fewer voting rights, Tema is shown as a noncontrolling interest holder of Rosehill Operating. For further discussion, see Noncontrolling Interest in Note 13 - Stockholders’ Equity.

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

The Company is continuing its assessment of ASU 2016-02. The Company has assessed the scope of its current contractual arrangements, reviewed the majority of its existing contracts and is continuing to evaluate certain operational and corporate policies and processes in light of these findings. The Company enters into contracts for drilling rig services, fracturing services, compression, real estate and other contracts which contain equipment and other assets used in its exploration, development and production activities and corporate functions. Certain of these contracts are anticipated to require recognition of a right-of-use asset and related lease liability. At this time, the impact upon adoption of ASU 2016-02 and other related ASUs is not quantifiable, but is expected to significantly impact the Company’s consolidated balance sheet by increasing assets and liabilities related to operating leases. The Company plans to elect the practical expedients under ASU 2018-11 which allows lessors to elect, by class of underlying asset, to not separate lease and associated non-lease components if certain criteria are met. Additionally, the Company plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. The Company also plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.

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

Note 3 – Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss) (numerator):
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - basic	$20,920	$(31,368)	$(5,869)	$(23,510)
Add: Dividends on Series A Preferred Stock	2,048	—	—	—
Add: Net loss attributable to the noncontrolling interest, net of taxes	23,793	—	(23,672)	—
Net income (loss) attributable to common stockholders of Rosehill Resources Inc. - diluted	$46,761	$(31,368)	$(29,541)	$(23,510)

Weighted average shares (denominator):
Weighted average shares – basic	14,451	6,592	14,223	6,416
Add: Dilutive effects of Series A Preferred Stock	8,841	—	—	—
Add: Dilutive effects of Class B Common Stock	29,808	—	29,808	—
Weighted average shares – diluted	53,100	6,592	44,031	6,416

Basic earnings (loss) per share	$1.45	$(4.76)	$(0.41)	$(3.66)
Diluted earnings (loss) per share	$0.88	$(4.76)	$(0.67)	$(3.66)

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended September 30, 2019, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants and 1.9 million shares of Class A Common Stock issuable upon vesting of awards under the Company’s Long-Term Incentive Plan (as amended and restated on May 22, 2018, the “LTIP”) from the computation of diluted earnings per share because the effect of such instruments was anti-dilutive. For the nine months ended September 30, 2019, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 9.0 million shares of Class A Common Stock issuable upon conversion of the Company’s 8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and 1.7 million shares of Class A Common Stock issuable upon vesting of awards under the LTIP from the computation of diluted earnings per share because the effect of such instruments was anti-dilutive.

For the three months ended September 30, 2018, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.7 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 1.0 million shares of Class A Common Stock issuable upon vesting under the Company’s LTIP from the computation of diluted earnings per share because the effect of such instruments was anti-dilutive. For the nine months ended September 30, 2018, the Company excluded 29.8 million shares of Class A Common Stock issuable upon exchange of the Company’s Class B Common Stock, 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 8.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 1.0 million shares of Class A Common Stock issuable upon vesting under the Company’s LTIP from the computation of diluted earnings per share because the effect of such instruments was anti-dilutive.

Note 4 – Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Revenue receivable	$35,957	$28,876
Realized derivative receivable	891	2,229
Joint interest billings	122	640
Other	381	515
Accounts receivable	$37,351	$32,260

Note 5 – Derivative Instruments

Commodity derivatives. The Company enters into various derivative instruments primarily to mitigate a portion of the exposure to potentially adverse market changes in oil and natural gas commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. Oil and natural gas commodity derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either an asset or a liability with changes in fair value recognized in earnings. While commodity derivative instruments are utilized to manage the price risk attributable to expected oil and natural gas production, the Company’s commodity derivative instruments are not designated as accounting hedges under the accounting guidance. The related cash flow impact of the commodity derivative activities is reflected as cash flows from operating activities unless they are determined to have a significant financing element at inception, in which case they are classified within financing activities.

Interest rate swaps. The Company utilizes interest rate swaps to reduce its exposure to adverse fluctuations in London Interbank Offered (“LIBO”) rates on a portion of its revolving credit facility outstanding borrowings. The realized and unrealized gains and losses on the interest rate swaps are recognized in “Interest expense”, net. Entering into interest rate swaps allows the Company to mitigate, but not eliminate, the negative effects of increases in the LIBO rate, but reduces the Company’s ability to benefit from any decreases in the LIBO rate.

Series B Preferred Stock bifurcated derivative. In the event of a change of control, the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, each as defined in Note 11 - 10% Series B Redeemable Preferred Stock, for a price per share equal to the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock. The Company assessed the change of control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was a bifurcated derivative. See Note 11 - 10% Series B Redeemable Preferred Stock for defined terms and more detail.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the Condensed Consolidated Balance Sheets, as well as the gross recognized derivative assets, liabilities and offset amounts in the Condensed Consolidated Balance Sheets:

	September 30, 2019
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$40,918	$(24,987)	$15,931
Commodity derivatives - non-current	84,149	(38,122)	46,027
Interest rate derivatives - current	86	(86)	—
Total assets	$125,153	$(63,195)	$61,958

Liabilities
Commodity derivatives - current	$(24,987)	$24,987	$—
Commodity derivatives - non-current	(38,122)	38,122	—
Interest rate derivatives - current	(203)	86	(117)
Interest rate derivatives - non-current	(1,227)	—	(1,227)
Series B Preferred Stock bifurcated derivative - non-current	(570)	—	(570)
Total liabilities	$(65,109)	$63,195	$(1,914)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

	December 31, 2018
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$46,972	$(16,153)	$30,819
Commodity derivatives - non-current	88,008	(29,694)	58,314
Total assets	$134,980	$(45,847)	$89,133

Liabilities
Commodity derivatives - current	$(16,153)	$16,153	$—
Commodity derivatives - non-current	(29,694)	29,694	—
Series B Preferred Stock bifurcated derivative - non-current	(696)	—	(696)
Total liabilities	$(46,543)	$45,847	$(696)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, the open derivative positions with respect to future production and interest rates were as follows:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	666,000	1,000,000	—	—
Weighted average fixed price ($/Bbl)	$53.59	$67.69	$—	$—
Natural gas:
Notional volume (MMBtu)	662,389	1,970,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.87	$2.75	$2.79	$2.85
Ethane:
Notional volume (Gallons)	3,552,696	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	2,368,422	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	789,516	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	105,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	595,364	3,294,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$66.19	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$60.56	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$45.52	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	1,366,364	5,254,000	4,200,000	2,100,000
Weighted average fixed price ($/Bbl)	$(4.76)	$(0.83)	$0.49	$0.54

Argus WTI roll:
Notional volume (Bbls)	700,000	—	—	—
Weighted average fixed price ($/Bbl)	$0.56	$—	$—	$—

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	690,805	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.10)	$(1.03)	$—	$—

Interest Rate Swaps:
Notional principal	$150,000,000	$150,000,000	$150,000,000	$—
Average fixed rate	1.721%	1.721%	1.721%	—

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 2,160,000 barrels of crude oil at a weighted average fixed price of $50.48 per barrel to offset commodity derivative swaps for the year ended December 31, 2021, it previously sold of 2,160,000 barrels of crude oil at a weighted average fixed price of $61.21 per barrel.

(2)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 1,100,000 barrels of crude oil at a weighted average fixed price of $50.55 per barrel to offset commodity derivative swaps for the year ended December 31, 2022, it previously sold of 1,100,000 barrels of crude oil at a weighted average fixed price of $58.42 per barrel.

For the three and nine months ended September 30, 2019 and 2018, the effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Realized loss on derivatives
Commodity derivative options	$1,809	$—	$3,144	$19
Commodity derivative swaps	(4,293)	(4,999)	(11,997)	(17,212)
Interest rate swaps	132	—	132	—
Total realized loss on derivatives	$(2,352)	$(4,999)	$(8,721)	$(17,193)

Unrealized gain (loss) on derivatives
Commodity derivative options	$20,643	$(45,349)	$(1,706)	$(59,514)
Commodity derivative swaps	21,209	(16,966)	(26,267)	(31,846)
Interest rate swaps	(1,344)	—	(1,344)	—
Series B Preferred Stock bifurcated derivative	103	(104)	126	53
Total unrealized gain (loss) on derivatives	$40,611	$(62,419)	$(29,191)	$(91,307)

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Gain (loss) on commodity derivative instruments, net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from mark-to-market of the Series B Preferred Stock bifurcated derivative are included within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swaps are included within “Interest expense, net” in the Condensed Consolidated Statements of Operations.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Instruments

The financial instruments measured at fair value on a recurring basis consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Derivative assets
Derivative assets - current	$15,931	$30,819
Derivative assets - non-current	46,027	58,314
Total derivative assets	61,958	89,133

Derivative liabilities
Derivative liabilities - current	(117)	—
Derivative liabilities - non-current	(1,797)	(696)
Total derivative liabilities	(1,914)	(696)

Total derivative assets, net	$60,044	$88,437

Derivative assets and liabilities primarily represent unsettled amounts related to commodity derivative positions, including swaps, options, and interest rate swaps. Derivative liabilities also include the Series B Preferred Stock bifurcated derivative for the various redemption amounts that the Company could incur if a change of control event occurs. The Company utilizes Level 3 assumptions to estimate the probability of a change of control occurring and when that would occur as the timing impacts the Base Return Amount as defined in Note 11 - 10% Series B Redeemable Preferred Stock.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below, set forth by level within the fair value hierarchy, represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. These net balances are intended solely to provide information on sources of inputs to fair value and proportions of fair value involving objective versus subjective valuations and do not represent either the actual credit exposure or net economic exposure.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$15,931	$—	$15,931
Commodity derivative assets - non-current	—	46,027	—	46,027
Total derivative assets	$—	$61,958	$—	$61,958

Derivative liabilities
Interest rate swaps - current	—	(117)	—	$(117)
Interest rate swaps - non-current	—	(1,227)	—	(1,227)
Series B Preferred Stock bifurcated derivative - non-current	—	—	(570)	(570)
Total derivative liabilities	$—	$(1,344)	$(570)	$(1,914)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$30,819	$—	$30,819
Commodity derivative assets - non-current	—	58,314	—	58,314
Total derivative assets	$—	$89,133	$—	$89,133

Derivative liabilities
Series B Preferred Stock bifurcated derivative - non-current	$—	$—	$(696)	$(696)
Total derivative liabilities	$—	$—	$(696)	$(696)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the nine months ended September 30, 2019.

Balance at December 31, 2018	$696
(Gains) losses reported in earnings	(126)
Balance at September 30, 2019	$570

Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Company’s revolving credit facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. As of September 30, 2019 and December 31, 2018, the fair value of the 10% Senior Secured Second Lien Notes (the “Second Lien Notes”) was approximately $95.2 million, which was determined using quoted prices for similar instruments, a Level 2 classification in the fair value hierarchy.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 7 – Property and equipment, net

Property and equipment, net is comprised of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Proved oil and natural gas properties	$972,089	$777,558
Unproved oil and natural gas properties	114,992	121,929
Land	1,575	1,575
Less: accumulated DD&A and impairment	(334,371)	(234,265)
Total oil and natural gas properties (successful efforts), net	754,285	666,797
Other property and equipment	6,693	6,059
Less: accumulated DD&A	(4,072)	(3,467)
Total other property and equipment	2,621	2,592
Total property and equipment, net	$756,906	$669,389

Depreciation, depletion and amortization (“DD&A”) related to oil and natural gas properties was $34.1 million and $47.1 million for the three months ended September 30, 2019 and 2018, respectively, and $101.9 million and $103.8 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense related to other property and equipment was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. There were no impairment charges to proved oil and natural gas properties for the three and nine months ended September 30, 2019. There was $0.4 million of impairment charges to unproved oil and natural gas properties related to non-operated leases for the three and nine months ended September 30, 2019. There were no impairment charges related to proved and unproved oil and natural gas properties recorded for the three and nine months ended September 30, 2018. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $11.9 million at September 30, 2019 and $87.1 million at December 31, 2018.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisitions and Divestitures

Pecos County, Texas Farm-in Agreement. On February 27, 2019, Rosehill gained approximately 2,200 net acres contiguous to its core areas in the Southern Delaware Basin subject to its obligation to drill and complete up to seven wells through 2020 and carrying 25% of the drilling and completion costs for each of the seven wells and the costs of facilities and equipment. See Note 16 - Commitments and Contingencies for more details on the commitments associated with the agreement.

Divestiture of Lea County, New Mexico Assets. On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell all of its rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico for cash consideration of $22.0 million, along with the assumption by the purchaser of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction, and the Company recorded a gain of approximately $11.1 million upon closing of the divestiture.

Note 8 – Asset Retirement Obligations

The change in asset retirement obligations for the nine months ended September 30, 2019 is set forth below (in thousands):

Asset retirement obligations, beginning of period	$13,524
Additional liabilities incurred	384
Dispositions	(194)
Accretion expense	586
Liabilities settled upon plugging and abandoning wells	(7)
Revision of estimates	(115)
Asset retirement obligations, end of period	$14,178

Note 9 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of the respective dates:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accrued payroll	$3,190	$3,764
Royalties payable	11,479	11,511
Accrued lease operating expense	6,720	3,992
Preferred Stock dividends payable	3,951	3,362
Accrued interest expense	221	925
Accrued ad valorem taxes	2,671	1,066
Other	1,576	2,715
Total accrued liabilities and other	$29,808	$27,335

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	270,000	194,000
Total debt	370,000	294,000
Debt issuance cost on Second Lien Notes, net	2,706	3,211
Discount on Second Lien Notes, net	2,098	2,491
Total debt issuance cost and discounts	4,804	5,702
Total long-term debt, net	$365,196	$288,298

Revolving Credit Facility

On March 28, 2018, Rosehill Operating entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among Rosehill Operating, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO rate plus an applicable margin ranging from 2% to 3%. As of September 30, 2019, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 5.0%. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base is re-determined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. As of September 30, 2019, the borrowing base was $340 million and the Company had $270.0 million outstanding under the Amended and Restated Credit Agreement.

The amounts outstanding under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s property and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Amended and Restated Credit Agreement. If an event of default occurs under the Amended and Restated Credit Agreement, JPMorgan Chase Bank, N.A. will have the right to proceed against any pledged capital stock and take control of substantially all of the assets of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors. There are currently no guarantors under the Amended and Restated Credit Agreement. The Company is subject to certain limited restrictions under the Amended and Restated Credit Agreement, including (without limitation) a negative pledge with respect to its equity interests in Rosehill Operating and a contingent obligation to guarantee the borrowings upon request by the lenders in the event that the Company incurs debt obligations.

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0; (2) (x) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contingent indemnification obligations) and the repayment or redemption in full of the Series B Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) for so long as the Series B Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with the financial covenants in the Amended and Restated Credit Agreement for the measurement period ended September 30, 2019.

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

The Second Lien Notes may become subject to redemption under certain other circumstances, including upon the incurrence of non-permitted debt or, subject to various exceptions, reinvestments rights and prepayment or redemption rights with respect to other debt or equity of Rosehill Operating, upon an asset sale, hedge termination or casualty event. Rosehill Operating will be further required to make an offer to redeem the Second Lien Notes upon a Change in Control (as defined in the Note Purchase Agreement) at a redemption price equal to 101% of the principal amount being redeemed. Other than in connection with a Change in Control or casualty event, the redemption prices and make-whole premium described in the foregoing paragraph shall also apply, at such times and to the extent set forth therein, to any mandatory redemption of the Second Lien Notes or any acceleration of the Second Lien Notes prior to the stated maturity thereof upon the occurrence of an Event of Default (as defined in the Note Purchase Agreement).

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. The Company was in compliance with the financial covenants in the Note Purchase Agreement for the measurement period ended September 30, 2019.

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

The Company is subject to certain restrictions under the Note Purchase Agreement, including (without limitation) a negative pledge with respect to its equity interests in Rosehill Operating and a contingent obligation to guarantee the Second Lien Notes upon request by the Holders in the event that the Company incurs debt obligations. The obligations of Rosehill Operating under

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Note Purchase Agreement are secured on a second-lien basis by the same collateral that secures its first-lien obligations. In connection with the Notes Purchase, Rosehill Operating has granted second-lien security interests over additional collateral to meet the minimum mortgage requirements under the Note Purchase Agreement.

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The deferred financing costs related to the Amended and Restated Credit Agreement are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

	September 30,	December 31,
	2019	2018
	(In thousands)
Revolving credit facility
Debt issuance costs	$3,167	$2,368
Accumulated amortization of debt issuance costs	(897)	(361)
Net deferred costs - Revolving credit facility	$2,270	$2,007

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(902)	(509)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(1,162)	(657)
Net deferred costs - Second Lien Notes	4,804	5,702
Total deferred financing costs and debt discount, net	$7,074	$7,709

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

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company (the “Board” or a designated committee of the Board), cumulative dividends in cash, at a rate of 10.00% per annum on the $1,000 liquidation preference per share of Series B Preferred Stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2018. With respect to dividends declared for any quarter ending on or prior to January 15, 2019, the Company had the option, and elected, to pay as dividends additional shares of Series B Preferred Stock in kind (the “Series B PIK Shares”) in an amount up to 40% of that which would have been payable had the dividends been fully paid in cash.

Holders of the Series B Preferred Stock have no voting rights, but have certain consent rights with respect to the taking of certain corporate actions by the Company. Upon the Company’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of Series B Preferred Stock will be entitled to receive the Base Return Amount (as defined in the Series B Preferred Stock Agreement) plus accrued and unpaid dividends.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The shares of Series B Preferred Stock are redeemable at the election of the holders on or after December 8, 2023 and upon certain conditions and at any time at the Company’s option. As the holders of Series B Preferred Stock have an option to redeem the Series B Preferred Stock at a future date, the Series B Preferred Stock is included in temporary, or “mezzanine” equity, between total liabilities and stockholders’ equity on the Condensed Consolidated Balance Sheets.  The Series B Preferred Stock, while not currently redeemable at the option of the holders, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated redemption date of December 8, 2023 when the Series B Preferred Stock is redeemable in whole or in part at the election of the holders of Series B Preferred Stock. The accretion is considered as a deemed dividend, which increases the carrying value of the Series B Preferred Stock on the Condensed Consolidated Balance Sheets and is included within preferred dividends on the Condensed Consolidated Statements of Operations.

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, such holders are guaranteed a base return on the initial 150,000 shares purchased in an amount equal to (1) $1,250 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock had the Company redeemed the shares prior to the first anniversary of the date of issuance of such share of Series B Preferred Stock; (2) $1,350 per share of Series B Preferred Stock times the number of outstanding shares of Series B Preferred Stock if the Company redeems the shares on or after the first anniversary and prior to the second anniversary of the date of issuance of such share of Series B Preferred Stock; and (3) on or after the second anniversary of the date of issuance of such share of Series B Preferred Stock, the greater of (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return (“IRR”) (the “Base Return Amount”) with respect to such shares of Series B Preferred Stock, minus all dividends paid on shares of Series B Preferred Stock, including dividends paid-in-kind, and minus up-front fees incurred at issuance of the Series B Preferred Stock. Since the Series B Preferred Stock can be redeemed by the holders on or after December 8, 2023 and management has no immediate plans to redeem before that date, the Company has accrued a guaranteed return amount in order to achieve the 16% IRR. If the Series B Preferred Stock would have been redeemed on September 30, 2019, the Base Return Amount would have been higher than the redemption amount accrued.

In the event of a Change of Control (as defined in the Certificate of Designation of the Series B Preferred Stock), the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount and all Series B PIK Shares at the purchase price of $1,000 per share. The Company assessed the Change of Control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was an embedded derivative that required bifurcation and was accounted for at fair value.

The Company reflected the following activity in mezzanine equity for the Series B Preferred Stock for the nine months ended September 30, 2019:

	Series B Preferred Shares	Series B Preferred Stock Value	Guaranteed Return	Total
	(In thousands, except share data)
Total Series B Preferred Stock at December 31, 2018	156,746	$147,603	$7,508	$155,111
Return (16% IRR)	—	—	16,496	16,496
Dividends declared and paid or payable in cash	—	—	(11,725)	(11,725)
Accretion of discount - deemed dividend	—	1,130	—	1,130
Total Series B Preferred Stock at September 30, 2019	156,746	$148,733	$12,279	$161,012

For the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, dividends per share on the Company’s Series B Preferred Stock was $25.21, $24.93 and $24.66, respectively, which was the same as the comparative periods in 2018.

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

The Company’s income tax provision was a benefit of $9.0 million and an expense of $22.9 million for the three months ended September 30, 2019 and 2018, respectively, and a benefit of $4.2 million and an expense of $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 20% and 37% for the three months ended September 30, 2019 and 2018, respectively, and 55% and 7% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate differs from the enacted statutory rate of 21% in 2019 and 2018 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement and the impact of state income taxes.

As of September 30, 2019, the Company had approximately $35.1 million of U.S. federal net operating loss carryovers, which will begin to expire in 2035. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including NOL carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of September 30, 2019, we have no valuation allowance because the Company thinks it is more likely than not that its deferred tax assets will be realized prior to their expiration. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.

The Company is subject to the following material taxing jurisdictions: the United States, Texas and New Mexico. As of September 30, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2015 to present.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.  The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment obligation are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then the Company would not be required to make the related Tax Receivable Agreement payment. As of September 30, 2019 and December 31, 2018, the Company recognized a Tax Receivable Agreement liability of approximately $3.5 million after concluding that it was probable that it would have sufficient future taxable income to utilize the related tax benefits.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Future issuances of Series A Preferred Stock resulting from dividends paid-in-kind may, depending on the trading price per share of the Company’s Class A Common Stock on the dividend date, contain a beneficial conversion feature determined on the same basis as described above and, thus, result in additional non-cash deemed dividends which will reduce net income attributable to the Company’s common stockholders when such paid-in-kind shares of Series A Preferred Stock are granted.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the Series A Preferred Stock dividends reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Series A Preferred Stock paid-in-kind	$2,048	$1,006	$2,048	$2,955
Series A Preferred Stock paid or payable in cash	—	1,005	4,033	2,952
Series A Preferred Stock dividends	$2,048	$2,011	$6,081	$5,907

For the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, dividends per share on the Company’s Series A Preferred Stock was $20.16, $19.95 and $19.73, respectively, which was the same as the comparative periods in 2018.

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment pursuant to the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017, upon the completion of the Transaction, and will expire on April 27, 2022. As of September 30, 2019, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50.

Of the outstanding exercisable warrants, there were 588,276 warrants issued in connection with the formation of the Company, 7,597,044 public warrants (the “Public Warrants”) issued in connection with KLRE’s initial public offering, 5,000,000 warrants issued to certain qualified institutional buyers and accredited investors in connection with the Transaction, and 4,000,000 warrants issued to Tema in connection with the Transaction. The Company may call the warrants for redemption if the reported last sale price of the Class A Common Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

Noncontrolling Interest. Noncontrolling interest represents the membership interest in Rosehill Operating held by holders other than the Company. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change if warrants are exercised for Class A Common Stock, when shares of Series A Preferred Stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s LTIP and if Tema elects to exchange the Class B Common Stock received in connection with the Transaction for shares of Class A Common Stock. At September 30, 2019, Tema held an approximate 67.3% noncontrolling interest in Rosehill Operating.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock-based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock-based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations and forfeitures are recognized as they occur. The stock-based compensation expense recognized was $1.7 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, 3,408,368 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan.

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the nine months ended September 30, 2019:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	246,653	$6.24
Granted	428,984	3.12
Vested	(156,653)	7.57
Forfeited	—	—
Nonvested - September 30, 2019	518,984	$3.26

As of September 30, 2019, there was $0.7 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.5 years.

Stock-Settled Time-Based Restricted Stock Units

Stock-settled time-based restricted stock units entitle the holder to receive one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These stock-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	713,558	$8.13
Granted	1,194,624	3.28
Vested	(331,008)	8.44
Forfeited	(212,804)	5.05
Nonvested - September 30, 2019	1,364,370	$4.28

As of September 30, 2019, there was $4.4 million of unrecognized compensation cost related to nonvested stock-settled time-based restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Based Performance Share Units

The Company granted a target number of market based performance share units to certain employees. The market based performance share units will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the nine months ended September 30, 2019:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	284,415	$8.99
Granted	845,680	4.17
Vested	—	—
Forfeited	(169,040)	6.49
Nonvested - September 30, 2019	961,055	$5.18

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

	Nine Months Ended September 30,
	2019	2018
Expected volatility	68.9%	89.5%
Risk-free interest rate	2.2%	2.4%
Dividend yield	—%	—%
Expected life (years)	2.49	2.77

There were no grants of market based performance share units during the three months ending September 30, 2019 and 2018. As of September 30, 2019, there was $3.3 million of unrecognized compensation cost related to shares of market based performance units which is expected to be recognized over a weighted average period of 1.8 years.

Cash-Settled Time-Based Restricted Stock Units

The Company grants cash-settled time-based restricted stock units to certain employees. Cash-settled time-based restricted stock units entitle the holder to receive the cash equivalent of one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These cash-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. Cash-settled time-based restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock-based compensation expense for cash-settled time-based restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the nine months ended September 30, 2019:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2018	78,224	$6.63
Granted	409,390	3.12
Vested	(28,123)	6.63
Forfeited	(46,570)	3.75
Nonvested - September 30, 2019	412,921	$3.47

As of September 30, 2019, the Company had a liability for cash-settled time-based restricted stock units of $0.2 million based on a closing price of $1.95 on September 30, 2019. As of September 30, 2019, there was $0.7 million of unrecognized compensation cost related to shares of cash-settled time-based restricted stock units which is expected to be recognized over a weighted average period of 2.4 years.

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. For the periods ending on and before December 31, 2018, the Company provided matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Beginning on January 1, 2019, the Company changed its matching contributions to 100% of elective deferrals up to 6% of eligible compensation. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Transition Service Agreement. On April 27, 2017 in connection with the closing of the Transaction, the Company entered into a Transition Service Agreement (“TSA”) with Tema to provide certain services to each other following the closing of the Transaction. Pursuant to the terms, the Company agreed to provide to Tema (i) operation services for the assets excluded from the Transaction, (ii) divestment assistance and (iii) office space to Gateway Gathering and Marketing (“Gateway”). Tema agreed to provide to the Company (i) human resources and benefits administration, (ii) information technology and telecommunications, (iii) general business insurance and (iv) legal services. The TSA terminated on October 27, 2018. Rosehill Operating did not incur significant costs related to the TSA for the three and nine months ended September 30, 2018.

Gateway Gathering and Marketing. Gateway is a subsidiary of Rosemore. A portion of Rosehill Operating’s oil production was sold to Gateway through September 30, 2018. There were no revenues from production sold to Gateway for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, revenues from production sold to Gateway were approximately $56.7 million and $181.2 million, respectively. There was no revenue receivable due from Gateway as of September 30, 2019 and December 31, 2018.

Rosehill Operating had a Crude Oil Gathering Agreement with Gateway for a portion of its oil production. Effective with May 2019 production, such oil production continued being gathered and transported with the pipeline owned by Gateway; however, the Crude Oil Gathering Agreement between Rosehill Operating and Gateway was terminated and Gateway’s gathering and transportation services are now being provided to the purchaser of such oil production, which ownership of such oil production transfers to the purchaser at the lease. All of the costs incurred under the Crude Oil Gathering Agreement during the three and nine months ended September 30, 2018 were netted against the revenues received from Gateway due to Gateway being the purchaser, in addition to being the gatherer and transporter, of the oil production during this period. There were no costs incurred under the Crude Oil Gathering Agreement for the three months ended September 30, 2019 due to the termination of the Crude Oil Gathering

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement effective with May 2019 oil production. Costs incurred for the nine months ended September 30, 2019 under the Crude Oil Gathering Agreement was $0.8 million. As of September 30, 2019 and December 31, 2018, there was no amount and $0.3 million, respectively, in Accounts payable due to Gateway under the Crude Oil Gathering Agreement.

Rosehill Operating has a Gas Gathering Agreement with Gateway for a portion of its liquids-rich natural gas production. Costs incurred under the Gas Gathering Agreement with Gateway for the three months ended September 30, 2019 and 2018, were approximately $1.4 million and $0.9 million, respectively, and approximately $4.2 million and $2.5 million, respectively, for the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, there was no amount in Accounts payable due to Gateway related to the Gas Gathering Agreement. As of September 30, 2019, there was approximately $0.5 million in Accrued liabilities and other related to the Gas Gathering Agreement.

In 2018, Rosehill Operating entered into a Crude Oil Marketing Consulting Agreement with Gateway to, among other things, develop marketing strategies aimed at increasing realized prices from the sale of Rosehill Operating’s production. The Crude Oil Marketing Consulting Agreement was terminated in February 2019. For the nine months ended September 30, 2019, the Company incurred costs of $0.1 million related to the Crude Oil Marketing Consulting Agreement. The Company did not incur any costs related to the Crude Oil Marketing Consulting Agreement during the three or nine months ended September 30, 2018.

KLR Sponsor. In October 2018, Rosehill Operating entered into a Water Purchase Agreement with Seawolf Water Resources, LP (“Seawolf”), an affiliate of KLR Sponsor, to purchase water from Seawolf’s water wells for use in well completion operations. For the three and nine months ended September 30, 2019, Rosehill Operating incurred costs of $1.8 million and $2.5 million, respectively, related to this agreement. As of September 30, 2019 there was $1.1 million in Accounts payable due to Seawolf and at December 31, 2018 there was $0.6 million included in accrued capital expenditures due to Seawolf.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pecos County, Texas Farm-in Agreement. On February 27, 2019, Rosehill gained approximately 2,200 net acres contiguous to its core areas in the Southern Delaware Basin subject to its obligations to drill and complete up to seven wells through 2020 and to carry 25% of the drilling and completion costs for each of the seven wells and the costs of facilities and equipment and subject to the Company’s ability to obtain certain lease modifications. As of September 30, 2019, the Company had drilled and completed one well and was in the process of drilling the second well. If the Company fails to drill and complete any of the remaining wells or obtain certain lease modifications, the Company may be required to reassign the net acres associated with those remaining wells back to its partner in the farm-in agreement or pay liquidated damages.

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

Note 17— Revenue from Contracts with Customers

The Company recognizes oil, natural gas and NGL revenue at the point in time when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of gathering, transportation, processing and other post-production expenses (“gathering and transportation expense”) within the Company’s Condensed Consolidated Statements of Operations. In these scenarios below, the Company evaluates whether it is the principal or the agent in the transaction and the analysis includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party purchaser is its customer, the Company recognizes revenue on a gross basis, with transportation, processing and gathering expenses presented within the Gathering and transportation line item on the Company’s Condensed Consolidated Statements of Operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at or near the wellhead or inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGL revenues based on the net amount of proceeds received from the midstream processing company. The Company has the following categories under which oil, natural gas and NGL revenue is generated:

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The implementation of ASC 606 resulted in changes to the presentation of Revenues and Gathering and transportation on the Company’s Condensed Consolidated Statements of Operations, but it did not have any impact to net income (loss) or cash flows from operations. The impacts of the adoption of ASU 2014-09 for the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
	(In thousands)
Revenues:
Oil sales	$73,747	$73,747	$—	$206,440	$205,624	$816
Natural gas sales	390	837	(447)	1,215	2,803	(1,588)
Natural gas liquids sales	2,122	2,638	(516)	9,847	10,628	(781)
Total revenues	$76,259	$77,222	$(963)	$217,502	$219,055	$(1,553)
Operating expenses:
Gathering and transportation	$881	$1,844	$(963)	$4,562	$6,115	$(1,553)

Performance obligations

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a customer at the wellhead, inlet, or tailgate of the midstream processor’s processing facility, or other contractually specified delivery point. For all commodity products, the Company records revenue in the month production is delivered to the customer. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of September 30,

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019 and December 31, 2018, such receivable balances were $36.0 million and $28.9 million, respectively, as disclosed in Note 4 - Accounts Receivable.

The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three and nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Crude oil (per Bbl)	$52.90	$55.07	$52.22	$58.32
Natural gas (per Mcf)	$0.27	$1.82	$0.26	$1.87
NGLs (per Bbl)	$8.10	$28.16	$11.95	$23.98

Lower commodity prices in the future could result in impairments of our properties and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity, or ability to finance planned capital expenditures. Lower oil, natural gas and NGL prices may also reduce the borrowing base under our Amended and Restated Credit Agreement, which may be determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Alternatively, higher oil, natural gas and NGL prices may result in significant losses being incurred on our commodity derivatives, which could cause us to experience net losses when oil and natural gas prices rise. For 2019, we have realized low prices for our natural gas due to lower NYMEX gas prices, wider gas price differentials and due to the adoption of ASC 606. Because we receive revenue from NGLs, we have and may continue to produce and sell our natural gas at a low, or negative, realized sales price. The widening gas price differentials were due to pipeline takeaway capacity constraints in the Permian Basin, but the industry expects new pipelines to come online to help with this constraint and that it will help provide relief to the widening gas price differentials.

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Oil sales	$7,375	$7,280	$20,644	$19,741
Natural gas sales	39	263	122	669
NGL sales	212	713	985	1,477
Total revenues	$7,626	$8,256	$21,751	$21,887

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

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. The following table shows the the percentage each component contributed to total revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Commodity Revenues (1):	2019	2018	2019	2018
Oil sales	96%	88%	95%	90%
Natural gas sales	1	3	1	3
NGL sales	3	9	4	7
	100%	100%	100%	100%

(1)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three and Nine Months Ended September 30, 2019 and 2018

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Oil (MBbls)	1,394	1,322	3,953	3,385
Natural gas (MMcf)	1,424	1,450	4,625	3,577
NGLs (MBbls)	262	253	824	616
Total (MBoe)	1,893	1,817	5,548	4,597
Average daily net production (Boe/d)	20,576	19,750	20,322	16,839

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

Derivative Activity

To achieve a more predictable cash flow and reduce exposure to adverse fluctuations in commodity prices, we have historically used commodity derivative instruments, such as swaps, two-way costless collars and three-way costless collars, to hedge price risk associated with a portion of our anticipated oil, natural gas and NGL production. By removing a significant portion of the price volatility associated with our oil and natural gas production, we will mitigate, but not eliminate, the potential negative effects of declines in benchmark oil and natural gas prices on our cash flow from operations for those periods. However, for a portion of our current positions, hedging activity may also reduce our ability to benefit from increases in oil and natural gas prices. We will sustain losses to the extent our commodity derivative contract prices are lower than market prices and, conversely, we will sustain gains to the extent our commodity derivative contract prices are higher than market prices. In certain circumstances, where we have unrealized gains in our commodity derivatives portfolio, we may choose to restructure existing commodity derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions.

We utilize interest rate swaps to reduce our exposure to adverse fluctuations in LIBO rates on a portion of our revolving credit facility outstanding borrowings. The gains and losses on our interest rate swaps are recognized in interest expense. Entering into interest rate swaps allows us to mitigate, but not eliminate, the negative effects of increases in the LIBO rate, but reduces our ability to benefit from any decreases in the LIBO rate. In July 2019, we entered into interest rate swaps that extend through August 2022 on a notional amount of $150.0 million of our outstanding borrowings under our revolving credit facility at an average fixed rate of 1.721%.

We had a net current asset of $15.9 million and a net non-current asset of $46.0 million related to the following open commodity derivative instrument positions as of September 30, 2019:

	2019	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	666,000	1,000,000	—	—
Weighted average fixed price ($/Bbl)	$53.59	$67.69	$—	$—
Natural gas:
Notional volume (MMBtu)	662,389	1,970,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.87	$2.75	$2.79	$2.85
Ethane:
Notional volume (Gallons)	3,552,696	—	—	—
Weighted average fixed price ($/Gallons)	$0.28	$—	$—	$—
Propane:
Notional volume (Gallons)	2,368,422	—	—	—
Weighted average fixed price ($/Gallons)	$0.79	$—	$—	$—
Pentanes:
Notional volume (Gallons)	789,516	—	—	—
Weighted average fixed price ($/Gallons)	$1.47	$—	$—	$—

Commodity derivative two-way collars
Oil:
Notional volume (Bbls)	105,000	—	—	—
Weighted average ceiling price ($/Bbl)	$60.03	$—	$—	$—
Weighted average floor price ($/Bbl)	$53.14	$—	$—	$—

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	595,364	3,294,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$66.19	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$60.56	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$45.52	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	1,366,364	5,254,000	4,200,000	2,100,000
Weighted average fixed price ($/Bbl)	$(4.76)	$(0.83)	$0.49	$0.54

Argus WTI roll:
Notional volume (Bbls)	700,000	—	—	—
Weighted average fixed price ($/Bbl)	$0.56	$—	$—	$—

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	690,805	2,096,160	—	—
Weighted average fixed price ($/MMBtu)	$(1.10)	$(1.03)	$—	$—

(1)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 2,160,000 barrels of crude oil at a weighted average fixed price of $50.48 per barrel to offset commodity derivative swaps for the year ended December 31, 2021, it previously sold of 2,160,000 barrels of crude oil at a weighted average fixed price of $61.21 per barrel, effectively locking in a gain of approximately $23.2 million that the Company expects to recognize in 2021 when the swaps settle.

(2)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 1,100,000 barrels of crude oil at a weighted average fixed price of $50.55 per barrel to offset commodity derivative swaps for the year ended December 31, 2022, it previously sold of 1,100,000 barrels of crude oil at a weighted average fixed price of $58.42 per barrel, effectively locking in a gain of approximately $8.7 million that the Company expects to recognize in 2022 when the swaps settle.

If there are no changes in the forward curve market prices as of September 30, 2019, we would incur a realized loss of $1.9 million in 2019, a realized gain of $22.6 million in 2020, a realized gain of $29.7 million in 2021 and a realized gain of $11.5 million in 2022. See Note 5 - Derivative Instruments in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

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

We have provided below a reconciliation of Adjusted EBITDAX to net income (loss), the most directly comparable U.S. GAAP financial measure.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$55,108	$(84,890)	$(3,442)	$(83,982)
Interest expense, net	7,950	5,363	19,560	13,892
Income tax expense (benefit)	(8,995)	22,923	(4,172)	5,523
Depreciation, depletion, amortization and accretion	34,533	47,469	103,158	104,784
Unrealized (gain) loss on commodity derivatives, net	(41,852)	62,315	27,973	91,360
Stock settled stock-based compensation	1,710	2,052	4,449	5,274
Exploration costs	788	1,348	3,156	3,659
(Gain) loss on disposition of property and equipment	8	29	(11,106)	325
Other non-cash (income) expense, net	(103)	105	(126)	(52)
Adjusted EBITDAX	$49,147	$56,714	$139,450	$140,783

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months Ended September 30,
	2019	2018	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$73,747	$72,799	$948	1%
Natural gas sales	390	2,633	(2,243)	(85)
NGL sales	2,122	7,125	(5,003)	(70)
Total revenues	$76,259	$82,557	$(6,298)	(8)%

Average sales price (1):
Oil (per Bbl)	$52.90	$55.07	$(2.17)	(4)%
Natural gas (per Mcf)	0.27	1.82	(1.55)	(85)
NGLs (per Bbl)	8.10	28.16	(20.06)	(71)
Total (per Boe)	$40.28	$45.44	$(5.16)	(11)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$38.97	$42.68	$(3.71)	(9)%

Net production:
Oil (MBbls)	1,394	1,322	72	5%
Natural gas (MMcf)	1,424	1,450	(26)	(2)
NGLs (MBbls)	262	253	9	4
Total (MBoe)	1,893	1,817	76	4%

Average daily net production volume:
Oil (Bbls/d)	15,152	14,370	782	5%
Natural gas (Mcf/d)	15,478	15,761	(283)	(2)
NGLs (Bbls/d)	2,848	2,750	98	4
Total (Boe/d)	20,576	19,750	826	4%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The decrease in total revenues was due to a decrease in average sales price, partially offset by an increase in sales volume. The decrease in average sales price contributed to approximately $10.6 million of the decrease in total revenues and was partially offset by the $4.3 million impact of the increase in sales volume. The decrease in average sales price is due to lower price indices for WTI crude oil prices and Mont Belvieu liquid prices and less favorable pricing differentials for natural gas. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019. The adoption of ASC 606 resulted in the Company recording less total revenue by approximately $1.0 million. There was no impact on our net income; the impact was a change in presentation between revenues and gathering and transportation expense based on where control of our oil, natural gas and NGL production transfers to the customer. The change did not significantly impact our reported average sales for each product. See Note 17 - Revenue from Contracts with Customers of this Quarterly Report on Form 10-Q in Part I, Item 1 for more detail on our revenue recognition under ASC 606.

Operating expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$12,207	$9,205	$3,002	33%
Production taxes	3,516	4,034	(518)	(13)
Gathering and transportation	881	1,327	(446)	(34)
Depreciation, depletion, amortization and accretion	34,533	47,469	(12,936)	(27)
Exploration costs	788	1,348	(560)	(42)
General and administrative, excluding stock-based compensation	7,162	6,266	896	14
Stock-based compensation	1,705	2,076	(371)	(18)
Loss on disposition of property and equipment	8	29	(21)	(72)
Total operating expenses	$60,800	$71,754	$(10,954)	(15)%
Operating expenses per Boe:
Lease operating expenses	$6.45	$5.07	$1.38	27%
Production taxes	1.86	2.22	(0.36)	(16)
Gathering and transportation	0.47	0.73	(0.26)	(36)
Depreciation, depletion, amortization and accretion	18.24	26.12	(7.88)	(30)
Exploration costs	0.42	0.74	(0.32)	(43)
General and administrative, excluding stock-based compensation	3.78	3.45	0.33	10
Stock-based compensation	0.90	1.14	(0.24)	(21)
Loss on disposition of property and equipment	—	0.02	(0.02)	(100)
Total operating expenses per Boe	$32.12	$39.49	$(7.37)	(19)%

Lease operating expenses (“LOE”). LOE for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018. We incurred higher workover, repair and maintenance activity compared to the previous period due to our increased well count and our well count, increased as a result of our drilling program. In addition, we incurred higher costs associated with equipment rentals utilized for gas lift compared to the previous period. The increase in our LOE per Boe rate (“LOE Rate”) is due to the higher costs discussed above.

Production taxes. Production taxes for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018. Production taxes are primarily based on the market value of our wellhead production. The decrease was primarily due to a decrease in total revenues. Our total revenues decreased by 8% and production taxes decreased by 13%. Production taxes as a percentage of total revenues were 4.6% and 4.9% for the three months ended September 30, 2019 and 2018, respectively.

Gathering and transportation (“G&T”). G&T for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, G&T costs primarily relates to gathering, transportation, and processing of our liquids-rich natural gas production. G&T decreased by $0.5 million due to a decrease in G&T per Boe rate (“G&T Rate”) and was relatively flat compared to the three months ended September 30, 2019 prior to the adoption of ASC 606. The G&T Rate was lower due to the adoption of ASC 606, which resulted in the Company recording costs of approximately $1.0 million previously classified as G&T as an offset to total revenues.

Depreciation, depletion, amortization and accretion expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A and Accretion
Depreciation, depletion and amortization of oil and gas properties	$34,102	$47,108	$(13,006)	(28)%
Depreciation of other property and equipment	230	201	29	14
Accretion expense	201	160	41	26
	$34,533	$47,469	$(12,936)	(27)%

DD&A and Accretion per Boe
Depreciation, depletion and amortization of oil and gas properties	$18.01	$25.93	$(7.92)	(31)%
Depreciation of other property and equipment	0.12	0.11	0.01	9
Accretion expense	0.11	0.09	0.02	22
Total DD&A and Accretion per Boe	$18.24	$26.13	$(7.89)	(30)%

DD&A for our oil and gas properties decreased by $15.0 million due to a decrease in the DD&A per Boe rate (“DD&A Rate”). The DD&A Rate was higher during the three months ended September 30, 2018 compared to the three months ended September 30, 2019 due to a higher level of infrastructure costs being added to the depletion group without associated proved reserves being added. This decrease was partially offset by an increase of $2.0 million in DD&A for our oil and gas properties due to an increase in production primarily attributable to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals and drilling costs of exploratory wells that are determined to be unsuccessful. Exploration costs for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to lower fees incurred related to our ongoing seismic studies of the acreage we acquired in the Southern Delaware Basin in December 2017.

General and administrative, excluding stock-based compensation (“G&A”). G&A for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018. The increase to G&A expense was primarily due to incurring approximately $0.8 million of increased fees for certain outside advisers and consultants.

Stock-based compensation. Stock-based compensation for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to forfeitures. Because we account for forfeitures as they occur by reversing compensation cost previously recognized and associated with unvested awards when the award is forfeited, we expect volatility in our stock-based compensation; however, we do not expect such volatility to be significant.

Other income and expenses. The following table summarizes our other income and expense for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(7,950)	$(5,363)	$(2,587)	48%
Gain (loss) on commodity derivative instruments, net	39,368	(67,314)	106,682	(158)
Other expense, net	(764)	(93)	(671)	722
Total other income (expense), net	$30,654	$(72,770)	$103,424	(142)%

Interest expense, net. Interest expense, net for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018. In July 2019, we entered into interest rate swaps that extend through August 2022 on a notional amount of $150.0 million of our outstanding borrowing under our revolving credit facility. The mark-to-market on the interest rate swaps was a loss of $1.3 million for the three months ended September 30, 2019. In addition, the interest expense related to our revolving credit facility increased by $1.2 million during the three months ended September 30, 2019 compared to the same period in 2018 as a result of an increase in borrowings outstanding.

Gain (loss) on commodity derivative instruments, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net gain for the three months ended September 30, 2019 is comprised of net losses of $2.5 million on cash settlements and net gains of $41.9 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended September 30, 2018 is comprised of net losses of $5.0 million on cash settlements and net losses of $62.3 million on mark-to-market adjustments on unsettled positions.

Other expense, net. Other expense, net for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018 primarily due to the write-off of $1.0 million of debt issuance costs.

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Nine Months Ended September 30,
	2019	2018	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$206,440	$197,414	$9,026	5%
Natural gas sales	1,215	6,686	(5,471)	(82)
NGL sales	9,847	14,770	(4,923)	(33)
Total revenues	$217,502	$218,870	$(1,368)	(1)%

Average sales price (1):
Oil (per Bbl)	$52.22	$58.32	$(6.10)	(10)%
Natural gas (per Mcf)	0.26	1.87	(1.61)	(86)
NGLs (per Bbl)	11.95	23.98	(12.03)	(50)
Total (per Boe)	$39.20	$47.61	$(8.41)	(18)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$37.61	$43.87	$(6.26)	(14)%

Net production:
Oil (MBbls)	3,953	3,385	568	17%
Natural gas (MMcf)	4,625	3,577	1,048	29
NGLs (MBbls)	824	616	208	34
Total (MBoe)	5,548	4,597	951	21%

Average daily net production volume:
Oil (Bbls/d)	14,480	12,399	2,081	17%
Natural gas (Mcf/d)	16,941	13,103	3,838	29
NGLs (Bbls/d)	3,018	2,256	762	34
Total (Boe/d)	20,322	16,839	3,483	21%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The decrease in total revenues was due to a decrease in average sales price, partially offset by an increase in sales volume. The decrease in average sales price contributed to approximately $36.8 million of the decrease in total revenues and was partially offset by the $35.4 million impact of the increase in sales volume. The decrease in average sales price is due to lower price indices for WTI crude oil prices and Mont Belvieu liquid prices and less favorable pricing differentials for natural gas. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

We adopted ASC 606 on January 1, 2019. The adoption of ASC 606 resulted in the Company recording less total revenue of approximately $1.6 million. There was no impact on our net loss; the impact was a change in presentation between revenues and G&T expense based on where control of our oil, natural gas and NGL production transfers to the customer. The change did not significantly impact our reported average sales for each product. See Note 17 - Revenue from Contracts with Customers of this Quarterly Report on Form 10-Q in Part I, Item 1 for more detail on our revenue recognition under ASC 606.

Operating expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$31,012	$29,315	$1,697	6%
Production taxes	10,011	10,515	(504)	(5)
Gathering and transportation	4,562	3,246	1,316	41
Depreciation, depletion, amortization and accretion	103,158	104,784	(1,626)	(2)
Exploration costs	3,156	3,659	(503)	(14)
General and administrative, excluding stock-based compensation	22,637	18,005	4,632	26
Stock-based compensation	4,629	5,364	(735)	(14)
(Gain) loss on disposition of property and equipment	(11,106)	325	(11,431)	(3,517)
Total operating expenses	$168,059	$175,213	$(7,154)	(4)%
Operating expenses per Boe:
Lease operating expenses	$5.59	$6.38	$(0.79)	(12)%
Production taxes	1.80	2.29	(0.49)	(21)
Gathering and transportation	0.82	0.71	0.11	15
Depreciation, depletion, amortization and accretion	18.59	22.79	(4.20)	(18)
Exploration costs	0.57	0.80	(0.23)	(29)
General and administrative, excluding stock-based compensation	4.08	3.92	0.16	4
Stock-based compensation	0.83	1.17	(0.34)	(29)
(Gain) loss on disposition of property and equipment	(2.00)	0.07	(2.07)	(2,957)
Total operating expenses per Boe	$30.28	$38.13	$(7.85)	(21)%

Lease operating expenses. LOE for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018. We incurred higher workover, repair and maintenance activity compared to the previous period due to our increased well count and our well count increased as a result of our drilling program. In addition, we incurred higher costs associated with equipment rentals utilized for gas lift compared to the previous period. The decrease in our LOE Rate is due to a lower level of water disposal costs now that we have facilities in place to handle produced waste water.

Production taxes. Production taxes for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018. Production taxes are primarily based on the market value of our wellhead production. The decrease was primarily due to a decrease in total revenues. Our total revenues decreased by 1% and production taxes decreased by 5%. Production taxes as a percentage of total revenues were 4.6% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively.

Gathering and transportation. G&T for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018. G&T increased by approximately $1.0 million due to an increase in sales volume and $0.3 million due to an increase in the G&T Rate. Although the G&T Rate increased, the increase was partially offset by the adoption of ASC 606, which resulted in the Company recording costs of approximately $1.6 million previously classified as G&T as an offset to total revenues. The increase in sales volumes is primarily due to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Depreciation, depletion, amortization and accretion expense.  See the following table for a breakdown of DD&A:

	Nine Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A and Accretion
Depreciation, depletion and amortization of oil and gas properties	$101,927	$103,823	$(1,896)	(2)%
Depreciation of other property and equipment	645	519	126	24
Accretion expense	586	442	144	33
	$103,158	$104,784	$(1,626)	(2)%

DD&A and Accretion per Boe
Depreciation, depletion and amortization of oil and gas properties	$18.37	$22.58	$(4.21)	(19)%
Depreciation of other property and equipment	0.12	0.11	0.01	9
Accretion expense	0.11	0.10	0.01	10
Total DD&A and Accretion per Boe	$18.60	$22.79	$(4.19)	(18)%

DD&A for our oil and gas properties decreased by $23.4 million due to a decrease in the DD&A Rate. The DD&A Rate was higher during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019 due to a higher level of infrastructure costs being added to the depletion group without associated proved reserves being added. This decrease was partially offset by an increase of $21.5 million in DD&A for our oil and gas properties due to an increase in production primarily attributable to new wells coming online without any significant offsetting decrease in production from natural well production declines.

Exploration costs. Exploration costs include exploratory seismic expenditures, other geological and geophysical costs, lease rentals and drilling costs of exploratory wells that are determined to be unsuccessful. Exploration costs for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018 primarily due to lower fees incurred related to our ongoing seismic studies of the acreage we acquired in the Southern Delaware Basin in December 2017.

General and administrative, excluding stock-based compensation. G&A for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018. The increase to G&A expense was primarily due to an increase in payroll and payroll related costs of $4.6 million as a result of an increase in full-time employees.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018 primarily due to forfeitures. Because we account for forfeitures as they occur by reversing compensation cost when the award is forfeited, we expect some volatility in our stock-based compensation; however, we do not expect such volatility to be significant.

(Gain) loss on disposition of property and equipment. The gain on disposition of property and equipment for the nine months ended September 30, 2019 primarily relates to the sale of all of our rights, title and interests to all leases, wells, facilities, easements and contracts located in Lea County, New Mexico (the “Tatanka Assets”) and recognizing a gain of approximately $11.1 million upon closing the sale in April 2019.

Other income and expenses. The following table summarizes our other income and expense for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(19,560)	$(13,892)	$(5,668)	41%
Loss on commodity derivative instruments, net	(36,826)	(108,553)	71,727	(66)
Other income (expense), net	(671)	329	(1,000)	(304)
Total other income (expense), net	$(57,057)	$(122,116)	$65,059	(53)%

Interest expense, net. Interest expense, net for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018. The interest expense related to our revolving credit facility increased by $4.7 million during the nine months ended September 30, 2019 compared to the same period in 2018 as a result of an increase in borrowings outstanding. Also, in July 2019, we entered into interest rate swaps that extend through August 2022 on a notional amount of $150.0 million of our outstanding borrowing under our revolving credit facility. The mark-to-market on the interest rate swaps was a loss of $1.3 million for the nine months ended September 30, 2019. The increase in interest expense was partially offset by a decrease of $0.3 million in amortization of debt issuance.

Gain (loss) on commodity derivative instruments, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net loss for the nine months ended September 30, 2019 is comprised of net losses of $8.8 million on cash settlements and net losses of $28.0 million on mark-to-market adjustments on unsettled positions. The total net loss for the nine months ended September 30, 2018 is comprised of net losses of $17.2 million on cash settlements and net losses of $91.4 million on mark-to-market adjustments on unsettled positions.

Other expense, net. Other expense, net for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018 primarily due to the write-off of $1.0 million of debt issuance costs.

Capital Requirements and Sources of Liquidity

Overview

Our development and acquisition activities require us to make significant operating and capital expenditures. Historically our primary sources of liquidity have been cash flows from operations, financing entered into in connection with the Transaction and the White Wolf Acquisition, proceeds from the sale of assets in the Barnett Shale and our Tatanka Assets, proceeds from our public offering of Class A Common Stock and borrowings under our revolving credit facility. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties, payments of operating and general and administrative costs and interest payments on outstanding debt.

We expect to continue funding our short-term and long-term growth with cash on hand, cash flow from operations, availability under our revolving credit facility, opportunistically accessing the capital markets and/or opportunistically selling assets. The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities, growth of our borrowing base and our ability to assimilate acquisitions and execute our drilling program. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements and other factors. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements and other liquidity requirements, through at least the next 12 months. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to execute on our drilling program.

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

Working Capital

We define working capital as current assets less current liabilities. At September 30, 2019 and December 31, 2018, we had a working capital deficit of $9.2 million and a surplus of $5.5 million, respectively. We may continue to incur working capital deficits in the future due to liabilities incurred in connection with our drilling program until revenue is recognized from the associated production and from the fluctuation in commodity prices, which increases our derivative liabilities when future commodity prices exceeds our fixed hedge prices. Collection of our accounts receivable has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Cash and cash equivalents totaled $4.1 million and $20.2 million, at September 30, 2019 and December 31, 2018, respectively. Effective September 30, 2019, the borrowing base under our credit facility increased to $340 million, with borrowings of $270.0 million outstanding at September 30, 2019. We expect that the pace of development activities, production volumes, commodity prices and differentials to NYMEX prices for oil and natural gas production will be the most significant variables affecting our working capital.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$116,087	$116,522
Net cash used in investing activities	(191,884)	(314,039)
Net cash provided by financing activities	59,772	183,836
Net decrease in cash and cash equivalents	$(16,025)	$(13,681)

Analysis of Cash Flow Changes for the Nine Months Ended September 30, 2019 and 2018

Operating activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes and associated changes in working capital. The decrease in net cash provided by operating activities of $0.4 million was primarily due to a decrease in revenues of $1.4 million, an increase in cash related expenses which decreased our operating cash flows of $6.7 million and a decrease in our loss on hedge settlements which increased our operating cash flows of $7.7 million.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 included $211.8 million attributable to the development of oil and natural gas properties, $1.2 million for leasehold and mineral interest activity and $0.7 million for additions to other property and equipment, all of which was partially offset by the net proceeds from the sale of our Tatanka Assets in the amount of $21.8 million. Net cash used in investing activities for the nine months ended September 30, 2018 included $293.0 million attributable to the development of oil and natural gas properties, $15.2 million for the acquisition of land and leasehold, royalty, and mineral interests, $4.0 million for the release of the escrow deposit for the White Wolf Acquisition, and $1.8 million for additions to other property and equipment.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 primarily consisted of borrowings of $108.0 million under our Amended and Restated Credit Agreement partially offset by $32.0 million of repayments on our Amended and Restated Credit Agreement, $15.2 million of dividend payments, $0.8 million of debt issuance costs, and $0.2 million used to repurchase vested stock for tax withholdings. Net cash provided by financing activities for the nine months ended September 30, 2018 primarily consists of net borrowings of $194.0 million under our revolving credit facility partially offset by $7.4 million of dividend payments and $2.5 million of debt issuance costs.

Divestiture of Lea County, New Mexico Assets

On March 26, 2019, Rosehill signed a Purchase and Sale Agreement to sell its Tatanka Assets for cash consideration of $22.0 million, along with the assumption by the purchaser of all abandonment obligations associated with the properties. On April 4, 2019, Rosehill closed the transaction with an effective date of October 1, 2018. Proceeds, net of customary closing adjustments, was $21.8 million.

Debt Agreements

Amended and Restated Credit Agreement. On March 28, 2018, Rosehill Operating and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, entered into the Amended and Restated Credit Agreement to refinance and replace Rosehill Operating’s previous credit facility (the “Previous Credit Facility”).

Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the Lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the Lenders’ customary practices for oil and gas loans. The redeterminations will occur on April 1 and October 1 of each year. The borrowing base is scheduled to be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiaries’ disposition of properties or liquidation of hedges in excess of certain thresholds. Amounts borrowed under the Amended and Restated Credit Agreement may not exceed the borrowing base. The Amended and Restated Credit Agreement also does not permit Rosehill Operating to borrow funds if, at the time of such borrowing, Rosehill Operating is not in pro forma compliance with the financial covenants. Additionally, Rosehill Operating’s borrowing base may be reduced in connection with the subsequent redetermination of the borrowing base. Rosehill Operating and the Lenders each have the right to one interim unscheduled redetermination of the borrowing base between any two successive scheduled redeterminations. Rosehill Operating’s initial borrowing base was $150 million, which represented an increase of $75 million from the borrowing base in effect under the Previous Credit Facility. The first redetermination under the Amended and Restated Credit Agreement occurred on June 29, 2018, which increased our borrowing base to $210.0 million. Subsequently, our borrowing base was increased to $220 million on December 5, 2018, $300 million on March 28, 2019 and $340 million on September 30, 2019. As of September 30, 2019, we had $270.0 million outstanding under the Amended and Restated Credit Facility.

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

We were in compliance with all financial ratios in the Amended and Restated Credit Agreement for the measurement period ended September 30, 2019.

For additional information regarding our Amended and Restated Credit Agreement, see Note 10 - Long-term Debt, net in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Second Lien Notes. On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 to EIG Global Energy Partners, LLC (“EIG”) under and pursuant to the terms of the Note Purchase Agreement (as amended by the Limited Consent and First Amendment to Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating and us, the holders of the Second Lien Notes party thereto (the “Holders”) and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders. The Second Lien Notes were issued and sold to the Holders in a private placement exempt from the registration requirements under the Securities Act.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended September 30, 2019.

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

We are subject to certain restrictions under the Note Purchase Agreement, including (without limitation) a negative pledge with respect to our equity interests in Rosehill Operating and a contingent obligation to guarantee the Second Lien Notes upon request by the Holders in the event that we incur debt obligations. The obligations of Rosehill Operating under the Note Purchase Agreement are secured on a second-lien basis by the same collateral that secures its first-lien obligations. In connection with the Note Purchase Agreement, Rosehill Operating granted second-lien security interests over additional collateral to meet the minimum mortgage requirements under the Note Purchase Agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

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

To achieve a more predictable cash flow and reduce exposure to adverse fluctuations in commodity prices, we have historically used commodity derivative instruments, such as swaps, two-way costless collars and three-way costless collars, to hedge price risk associated with a portion of our anticipated oil and natural gas production. By removing a portion of the price volatility associated with our oil and natural gas production, we mitigate, but do not eliminate, the potential negative effects of declines in benchmark oil and natural gas prices on our cash flow from operations for those periods. We are obligated under our Note Purchase Agreement to hedge a specific portion of our production. See more information on our derivative activity in Item 2 of Part I, specifically the information set forth under the caption “Derivative Activity.”

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

Interest Rate Risk

As of September 30, 2019, we had $270.0 million of borrowings outstanding under the Amended and Restated Credit Agreement with a weighted average interest rate of 5.0%. Interest under the Amended and Restated Credit Agreement is tiered based on amount borrowed. The interest rate is LIBO rate plus a range of 2% to 3% depending on the outstanding balance. Assuming no change in the amount outstanding, the impact on annual interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $2.7 million. We currently have interest rate swaps in place on a $150 million of our outstanding borrowing under the Amended and Restated Credit Agreement to protect against fluctuations in LIBO interest rates. Our Second Lien Notes have a fixed interest rate of 10.0%.

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

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2019, our disclosure controls and procedures were not effective as a result of a material weakness identified during the quarter ended March 31, 2019 that we are in the process of remediating. The material weakness related to the accuracy of our accounting for income taxes which led to the incorrect application of U.S. GAAP, and ineffective controls over the financial statement close and reporting processes related to income taxes.

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

Changes in Internal Control over Financial Reporting

Other than ongoing remediation efforts of the material weaknesses reported by management in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	n/a	n/a
August 1, 2019 - August 31, 2019	—	—	n/a	n/a
September 1, 2019 - September 30, 2019	31	1.95	n/a	n/a
Total Q3 - 2019	31	$1.95	n/a	n/a

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (1)
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Rosehill Resources Inc. (2)
3.3	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.4	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.5	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
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

Date: November 7, 2019