Form 10-Q
period 2020-03-31
Rosehill Resources Inc.
filed 2020-07-02
CIK 1659122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number: 001-37712

ROSEHILL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1184262
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

16200 Park Row, Suite 300
Houston, Texas 77084
(Address of principal executive offices) (Zip Code)
(281) 675-3400
(Registrant’s telephone number, including area code)

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

As of June 26, 2020, 28,944,000 shares of Class A Common Stock, par value $0.0001 per share, and 15,707,692 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

On March 4, 2020, the Securities and Exchange Commission issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) (the “SEC Order”), that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the outbreak and spread of the COVID-19 coronavirus pandemic (“COVID-19”).  Rosehill Resources Inc. relied on the SEC Order to delay the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 due to circumstances related to COVID-19.  In particular, as a result of office closures due to “lock-down” or “stay at home” orders implemented in response to the COVID-19 pandemic, remote working arrangements we have implemented, and material reductions in personnel, we experienced delays in our accounting and control procedures. In addition, the disruptions to our business caused by COVID-19 have resulted in a significant diversion of resources to attend to the operational needs of the business.  As a result, we required additional time to prepare and finalize this report.

ROSEHILL RESOURCES INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$78,309	$2,991
Accounts receivable	21,333	34,910
Derivative assets	79,907	10,340
Prepaid and other current assets	1,464	2,393
Total current assets	181,013	50,634
Property and equipment:
Oil and natural gas properties (successful efforts), net	409,322	744,597
Other property and equipment, net	2,739	2,984
Total property and equipment, net	412,061	747,581
Derivative assets	60,784	33,105
Deferred tax assets	—	37,726
Other assets, net	5,180	3,466
Total assets	$659,038	$872,512
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$435,834	$—
Accounts payable	10,928	15,922
Accounts payable, related parties	499	209
Derivative liabilities	2,122	4,016
Accrued liabilities and other	21,823	26,513
Accrued capital expenditures	22,613	23,031
Total current liabilities	493,819	69,691
Long-term liabilities:
Long-term debt, net	—	355,511
Asset retirement obligations	14,671	14,431
Deferred tax liabilities	378	1,196
Derivative liabilities	3,041	1,300
Liability related to tax receivable agreement	166	53,809
Other liabilities	1,064	432
Total long-term liabilities	19,320	426,679
Total liabilities	513,139	496,370
Commitments and contingencies (Note 19)
Mezzanine equity
Series B Preferred Stock; $0.0001 par value, 10.0% Redeemable, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 210,000 shares designated, 156,746 shares issued and outstanding as of March 31, 2020 and December 31, 2019	168,924	163,026
Stockholders’ equity
Series A Preferred Stock; $0.0001 par value, 8.0% Cumulative Perpetual Convertible, $1,000 per share liquidation preference; of the 1,000,000 shares of Preferred Stock authorized, 150,000 shares designated, 107,658 and 105,589 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	90,620	88,551
Class A Common Stock; $0.0001 par value, 250,000,000 shares authorized and 28,811,078 and 28,554,526 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Class B Common Stock; $0.0001 par value, 30,000,000 shares authorized, 15,707,692 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	64,754	72,859
Retained earnings (accumulated deficit)	(129,223)	11,126
Total common stockholders’ equity (deficit)	(64,464)	83,990
Noncontrolling interest	(49,181)	40,575
Total stockholders’ equity (deficit)	(23,025)	213,116
Total liabilities, mezzanine equity and stockholders’ equity	$659,038	$872,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2020	2019
Revenues:
Oil sales	$57,752	$65,853
Natural gas sales	104	1,474
Natural gas liquids sales	2,338	4,533
Total revenues	60,194	71,860
Operating expenses:
Lease operating expenses	12,095	9,635
Production taxes and ad valorem taxes	3,759	4,238
Gathering and transportation	1,371	2,361
Depreciation, depletion, amortization and accretion	31,486	35,964
Impairment of oil and natural gas properties	333,840	—
Exploration costs	13,720	1,255
General and administrative	10,620	9,055
Loss on disposition of property and equipment	18	9
Total operating expenses	406,909	62,517
Operating income (loss)	(346,715)	9,343
Other income (expense):
Interest expense, net	(10,814)	(5,600)
Gain (loss) on commodity derivative instruments, net	110,120	(104,571)
Other income, net	54,108	62
Total other income (expense), net	153,414	(110,109)
Loss before income taxes	(193,301)	(100,766)
Income tax expense	37,027	3,306
Net loss	(230,328)	(104,072)
Net loss attributable to noncontrolling interest	(89,979)	(73,909)
Net loss attributable to Rosehill Resources Inc. before preferred stock dividends	(140,349)	(30,163)
Series A Preferred Stock dividends and deemed dividends	2,102	2,006
Series B Preferred Stock dividends, deemed dividends, and return	5,898	5,808
Net loss attributable to Rosehill Resources Inc. common stockholders	$(148,349)	$(37,977)
Loss per common share:
Basic	$(5.19)	$(2.75)
Diluted	$(5.38)	$(2.75)
Weighted average common shares outstanding:
Basic	28,566	13,830
Diluted	44,274	13,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

Three Months Ended March 31, 2020:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)
Balance at December 31, 2019	105,589	$88,551	28,554,526	$3	15,707,692	$2	$72,859	$11,126	$83,990	$40,575	$213,116
Net loss	—	—	—	—	—	—	—	(140,349)	(140,349)	(89,979)	(230,328)
Restricted stock issued	—	—	339,001	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(82,449)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	118	—	118	—	118
Series A Preferred Stock dividends	2,069	2,069	—	—	—	—	(2,102)	—	(2,102)	—	(33)
Series A Preferred Stock conversions	—	—	—	—	—	—	—	—	—	—	—
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(5,898)	—	(5,898)	—	(5,898)
Equity shift	—	—	—	—	—	—	(223)	—	(223)	223	—
Balance at March 31, 2020	107,658	$90,620	28,811,078	$3	15,707,692	$2	$64,754	$(129,223)	$(64,464)	$(49,181)	$(23,025)

Three Months Ended March 31, 2019:

	Preferred Stock Series A		Common Stock
			Class A		Class B
	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Common Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)
Balance at December 31, 2018	101,669	$84,631	13,760,136	$1	29,807,692	$3	$42,271	$26,661	$68,936	$113,770	$267,337
Net loss	—	—	—	—	—	—	—	(30,163)	(30,163)	(73,909)	(104,072)
Restricted stock issued	—	—	558,239	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	—	—	(31,054)	—	—	—	(89)	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	—	—	974	—	974	—	974
Series A Preferred Stock dividends	—	—	—	—	—	—	(2,006)	—	(2,006)	—	(2,006)
Series B Preferred Stock dividends, deemed dividends and return	—	—	—	—	—	—	(5,808)	—	(5,808)	—	(5,808)
Equity shift	—	—	—	—	—	—	(86)	—	(86)	86	—
Balance at March 31, 2019	101,669	$84,631	14,287,321	$1	29,807,692	$3	$35,256	$(3,502)	$31,758	$39,947	$156,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	(230,328)	(104,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	31,486	35,964
Impairment of oil and gas properties	333,840	—
Deferred income taxes	37,027	2,994
Stock-based compensation	19	974
(Gain) loss on derivative instruments	(106,025)	104,490
Net cash received (paid) in settlement of derivative instruments	8,627	(1,821)
Amortization of debt issuance costs	518	427
Write-off of undeveloped and exploratory costs	12,806	—
Other	283	1
Revaluation of Tax Receivable Agreement liability	(53,643)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and accounts receivable, related parties	13,577	(650)
Decrease (increase) in prepaid and other assets	918	(329)
Increase (decrease) in accounts payable and accrued liabilities and other	(4,507)	13,670
Increase (decrease) in accounts payable, related parties	290	(275)
Increase (decrease) in lease liabilities	(305)	—
Net cash provided by operating activities	44,583	51,373
Cash flows from investing activities:
Additions to oil and natural gas properties	(45,204)	(75,825)
Proceeds received from disposition of oil and natural gas properties	—	1,100
Additions to other property and equipment	(120)	(55)
Proceeds from sale of other property and equipment	10	—
Net cash used in investing activities	(45,314)	(74,780)
Cash flows from financing activities:
Proceeds from revolving credit facility	96,000	13,000
Repayment on revolving credit facility	(16,000)	—
Debt issuance costs	—	(644)
Dividends paid on preferred stock	(3,951)	(3,362)
Restricted stock used for tax withholdings	—	(89)
Payment on capital lease obligation	—	(3)
Net cash provided by financing activities	76,049	8,902
Net decrease in cash, cash equivalents, and restricted cash	75,318	(14,505)
Cash and cash equivalents beginning of period	2,991	20,157
Cash and cash equivalents end of period	$78,309	$5,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSEHILL RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)

Supplemental cash flow information and noncash activity:

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures:
Cash paid for interest	$5,598	$3,424

Supplemental noncash activity:
Asset retirement obligations incurred, net of revision of estimates	$(22)	$66
Changes in accrued capital expenditures	418	(4,618)
Changes in accounts payable for capital expenditures	2,504	8,264
Series A Preferred Stock dividends paid-in-kind	2,102	—
Series A Preferred Stock cash dividends declared and payable	—	2,006
Series B Preferred Stock accrued dividends	4,677	—
Series B Preferred Stock cash dividends declared and payable	—	3,866
Series B Preferred Stock return	816	1,577
Series B Preferred Stock deemed dividend	405	365

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

Recent Developments

The adverse economic effects of COVID-19 have materially decreased demand for crude oil as a result of the restrictions implemented by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations (together with OPEC, “OPEC+”), have reached agreement to cut oil production to a limited extent, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. The Company considered the impact of COVID-19 and the substantial decline in crude oil prices on the assumptions and estimates used in preparation of its financial statements and as a result has recognized a number of material charges during the three months ended March 31, 2020, including impairments to its capitalized costs for proved and unproved crude oil and natural gas properties. The Company has also recorded a full valuation allowance on its deferred tax assets and reduced its Tax Receivable Agreement liability. These items are discussed further in the following notes. In response to adverse effects of COVID-19 on the Company’s financial condition, the Company halted its capital drilling activities and reduced personnel. The full extent of the impact of COVID-19 on the Company’s operations is uncertain. A prolonged pandemic and low commodity prices could have a further material adverse effect on the Company’s results of operations, financial condition, and liquidity, including additional impairments to oil and natural gas properties.

On March 27, 2020, President Trump signed into U.S. federal law the “Coronavirus Aid, and Economic Security Act” (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. We have analyzed the different aspects of the CARES Act and determined that there is no impact on the Company’s financial statements.

Certain events of default under the Amended and Restated Credit Agreement and the Note Purchase Agreement (in each case, as defined below) have occurred, and the Company entered into a forbearance agreement with the lenders under the Amended and Restated Credit Agreement. On June 30, 2020, the Company entered into a Restructuring Support Agreement (“RSA”) with the stakeholders named therein, pursuant to which the Company expects to file for protection under Chapter 11 of the Bankruptcy Code for the purpose of confirming the Plan (as defined below). See further information, please read Note 3 - Liquidity and Note 20 - Subsequent Events.

Basis of Presentation

The condensed consolidated financial results of the Company consist of the financial results of Rosehill and Rosehill Operating Company, LLC (“Rosehill Operating”), its consolidated subsidiary. As of March 31, 2020, the Company owns approximately 64.7% of the common units of Rosehill Operating (the “Rosehill Operating Common Units”) and Tema Oil & Gas Company (“Tema”) owns approximately 35.3% of the Rosehill Operating Common Units.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been condensed or omitted, although the company believes that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not indicative of expected results for

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the full year. The Company has disclosed that it has substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued and the impact on the presentation of these condensed consolidated financial statements in Note 3 - Liquidity.

All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation on the accompanying consolidated financial statements. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

Variable Interest Entities

Rosehill Operating is a variable interest entity. The Company determined that it is the primary beneficiary of Rosehill Operating as the Company is the sole managing member and has the power to direct the activities most significant to Rosehill Operating’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant and the Company now holds a majority of the ownership interest of Rosehill Operating. The Company consolidated 100% of Rosehill Operating’s assets and liabilities and results of operations in the Company’s consolidated financial statements. For further discussion, see Noncontrolling Interest in Note 16 - Stockholders’ Equity.

Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Accounting Standard Adopted in 2020

On January 1, 2020 we adopted ASC Topic 842, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and a corresponding right-of-use assets. We adopted this standard using the modified retrospective method. The Company has elected the following practical expedients that allow an entity to carry forward historical accounting treatment relating to: (i) lease identification and classification for existing leases and (ii) existing land easements. The adoption of the standard resulted in the recognition of approximately $2.1 million of right-of-use assets and $2.6 million of lease liabilities as of January 1, 2020, with the entire amount relating to our operating leases.The adoption of this standard did not have a significant impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 5 - Leases for additional information.

Fair Value Measurement Disclosures. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020. The impact to the Company was additional disclosures to provide the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measures. Refer to Note 9 - Fair Value Measurements for more detail on the additional disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2021 due to its emerging growth company status, with early adoption permitted. The Company is still evaluating the impact of ASU 2019-12.

Note 3 – Liquidity

On March 19, 2020, the Company announced that it had fully drawn the available capacity under the revolving credit facility, pursuant to the Amended and Restated Credit Agreement (as defined in Note 13 - Long term debt, net). The draw was a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of uncertainty in the global markets and commodity prices. The draw brought the Company’s total outstanding principal under the Amended and Restated Credit Agreement to $340 million as of March 31, 2020.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 23, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for the 30 consecutive business days ending March 20, 2020, the bid price of the Company’s Class A Common Stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance by meeting the continued listing standard, which was extended by Nasdaq in light of market conditions resulting from the COVID-19 pandemic to December 3, 2020.

In March 2020, in response to the substantial decrease in crude oil prices resulting from COVID-19 and the adverse effects on the Company’s financial condition as a result thereof, the Company halted all drilling and completion activity, which has resulted in a reduction in anticipated production and cash flows. The Company’s future cash flows from operations are subject to a number of variables, including uncertainty in forecasted commodity pricing and production, redetermined borrowing base capacity after the forbearance expires, which may be significantly reduced, and the Company’s ability to reduce costs. The Company may generate additional funds through (i) monetization of its commodity derivatives, subject to any required approval from lenders, (ii) the sale of non-core assets and (iii) other sources of capital. The Company may not accomplish any of these alternatives on acceptable terms or at all.

On April 1, 2020, the Company received a default notice from the agent under the Note Purchase Agreement (as defined in Note 13 - Long term debt, net), advising that a Default (as defined in the Note Purchase Agreement) under the Note Purchase Agreement had occurred on account of the Rosehill Operating’s failure to deliver or file audited financial statements in accordance with Section 8.01(a) of the Note Purchase Agreement by March 30, 2020, which failure constituted a Default under Section 10.01(e) of the Note Purchase Agreement and would mature into an Event of Default under and within the time period provided in Section 10.01(e) (the “Identified Default”).

On April 2, 2020, the Company received a default notice from JPMorgan Chase Bank, N.A., as agent under the Amended and Restated Credit Agreement, advising the Company that Rosehill Operating had failed to deliver or file certain of its or the Company’s audited financial statements without a “going concern” or like qualification or exception by March 30, 2020, as required pursuant to Section 8.01(a) of the Amended and Restated Credit Agreement, as well as the accompanying certificates and reports contemplated by Sections 8.01(c), (d), (e) and (m) of the Amended and Restated Credit Agreement. The default notice served as notice that the lenders deemed such failure to be a Default (as defined in the Amended and Restated Credit Agreement) under Section 10.01(e) of the Amended and Restated Credit Agreement.

On April 15, 2020, the Company did not declare or pay cash dividends on its Series B Preferred Stock (the “Series B Preferred Stock Dividend”) that were due on that day. In order to make a dividend payment, the Company’s Amended and Restated Credit Agreement requires that the Company’s borrowings outstanding be 20% less than the committed borrowing capacity in place at the time of a dividend payment. The Company was prohibited from declaring the Series B Preferred Stock Dividend due to insufficient borrowing capacity under the Amended and Restated Credit Agreement. As a result, the dividend rate of the Series B Preferred Stock Dividend increased to 12% per annum until such a time as dividends are fully paid and current, at which time the dividend rate will revert back to 10% per annum. If the Company fails to pay the Series B Preferred Stock Dividend for nine consecutive months, the holders of the Series B Preferred Stock may elect to seek redemption of all or a portion of the Series B Preferred Stock, which redemption amount was approximately $195.2 million had the full redemption occurred as of March 31, 2020. The Company does not expect to be able to pay dividends on the Series B Preferred Stock within the nine consecutive months following April 15, 2020; as such, we expect the Series B Preferred Stock would be redeemable at the holders’ option after that time. If the full redemption had occurred as of March 31, 2020, the redemption amount would have been approximately $195.2 million.

On April 29, 2020, the Company received a default notice from the agent under the Note Purchase Agreement, advising that, in addition to the Identified Default, an Event of Default under the Note Purchase Agreement had occurred on account of Rosehill Operating’s failure to cause Rosehill Intermediate Holdco, LLC, Rosehill Holdco, LLC, and Rosehill Mergerco, LLC (collectively, the “New Rosehill Entities”) to (x) guarantee the Obligations pursuant to Guaranty Agreements and to grant liens and security interests in all of such New Rosehill Entities’ collateral pursuant to a security agreement, and (y) pledge all of the Equity Interests (as defined in the Note Purchase Agreement) of the New Rosehill Entities and to execute and deliver such other additional closing documents, legal opinions and certificates as reasonably requested by the Requisite Holders (as defined in the Note Purchase Agreement), in each case as required pursuant to Section 8.14(b) of the Note Purchase Agreement, which failure constituted an Event of Default under Section 10.01(d) of the Note Purchase Agreement (the “Identified Event of Default”).

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 29, 2020, the New Rosehill Entities were dissolved pursuant to their organizational documents and the Delaware Limited Liability Company Act.

On May 4, 2020, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the lenders under the Amended and Restated Credit Agreement. As a condition to the forbearance, Rosehill Operating made a $20 million payment on the amounts outstanding under the Amended and Restated Credit Agreement. Under the Forbearance Agreement, the periodic redetermination of the borrowing base that was scheduled to occur on or about April 1, 2020, which the Company expected to result in a borrowing base deficiency, was postponed throughout the forbearance period, and the lenders agreed not to accelerate the amounts owed under the Amended and Restated Credit Agreement as a result of certain existing and anticipated Events of Default during the forbearance period. During the forbearance period, the lenders have no obligation to make any further loans under the Amended and Restated Credit Agreement. In addition, the Forbearance Agreement requires the Company to comply with certain other provisions, including that within 25 days of entering into the Forbearance Agreement, the Company and certain stakeholders agree in principle to a term sheet for a restructuring transaction (or “Restructuring Term Sheet,” as defined in the Forbearance Agreement) and within 40 days of entering into the Forbearance Agreement, the Company and those certain stakeholders enter into a restructuring support agreement, which shall provide for a restructuring under Chapter 11 of the U.S. Bankruptcy Code. The Forbearance Agreement will terminate on July 3, 2020 unless terminated earlier under these provisions. The dates by which the Company and certain stakeholders were required to agree in principle to the Restructuring Term Sheet and enter into the RSA were subsequently extended pursuant to certain letter agreements between the Company, Rosehill Operating and the lenders under the Amended and Restated Credit Agreement. As a condition to such letter agreements, the Company and Rosehill Operating agreed that all settlement payments and other net cash proceeds received in respect of any swap agreement be applied to the prepayment of Borrowings (as defined in the Amended and Restated Credit Agreement) then outstanding under the Amended and Restated Credit Agreement.

On May 8 and 19, 2020, the Company received separate notices from the agent under the Note Purchase Agreement, advising the Company that the Identified Default and the Identified Event of Default had matured into Events of Default (collectively, the “Identified Events of Default”) and that the holders reserved all of their rights, powers, privileges and remedies under the Note Purchase Agreement, and asserted a right to an additional 2% interest on the amounts outstanding under the Note Purchase Agreement.

The Company did not provide the lenders under the Amended and Restated Credit Agreement and the Note Purchase Agreement with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constituted a default under the Amended and Restated Credit Agreement and the Note Purchase Agreement. The Amended and Restated Credit Agreement and the Note Purchase Agreement each give the Company a 30-day cure period before it becomes an event of default under the respective agreement. However, the Company was unable to satisfy these requirements within the cure period. As such, this represents an event of default under the Amended and Restated Credit Agreement and Note Purchase Agreement.

Due to the matters noted above, debt outstanding under the Amended and Restated Credit Agreement and the Second Lien Notes have been reflected as current in the accompanying condensed consolidated balance sheet as of March 31, 2020.

On June 30, 2020, the Company entered into the RSA with the stakeholders named therein, pursuant to which the Company expects to file for protection under Chapter 11 of the Bankruptcy Code to effect consummation of the Plan. Please read Note 20 - Subsequent Events for more details.

These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Note 4— Revenue from Contracts with Customers

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Performance obligations

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a customer at the wellhead, inlet, or tailgate of the midstream processor’s processing facility, or other contractually specified delivery point. For all commodity products, the Company records revenue in the month production is delivered to the customer. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, such receivable balances were $15.6 million and $34.5 million, respectively, as disclosed in Note 7 - Accounts Receivable.

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

Note 5 – Leases

Effective January 1, 2020, the Company adopted Topic 842, which requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. The Company adopted this standard using the modified retrospective method and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance. As of March 31, 2020, the Company did not have any agreements in place that were classified as finance leases under Topic 842. Arrangements classified as operating leases are included on the accompanying Condensed Consolidated Balance Sheets within the “Other assets, net”, “Accrued liabilities and other” and “Other liabilities” line items. For any agreement that contains both lease and non-lease components, such as a service arrangement that also includes an identifiable right-of-use (“ROU”) asset, the Company’s policy for all asset classes is to combine lease and non-lease components together and account for the arrangement as a single lease. Aside from the recognition of ROU assets and corresponding lease liabilities on the accompanying balance sheets, Topic 842 does not have a material impact on the timing or classification of costs incurred for those agreements considered to be leases.

As outlined in Topic 842, a ROU asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date, which is the date on which a lessor makes an underlying asset available for use by a lessee, a lease ROU asset and corresponding lease liability is recognized based on the present value of the future lease payments. The initial measurement of lease payments may also be adjusted for certain items, including options that are reasonably certain to be exercised, such as options to purchase the asset at the end of the lease term, or options to extend or early terminate the lease. Excluded from the initial measurement are certain variable lease payments, which for the Company’s office rental agreements, may be a significant component of the total lease costs.

The Company evaluates a contractual arrangement at its inception to determine if it is a lease or contains an identifiable lease component as defined by Topic 842. When evaluating a contract to determine appropriate classification and recognition under

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Topic 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease, which options are reasonably likely to be exercised, fair value of the underlying ROU asset or assets, upfront costs, and future lease payments that are included or excluded in the initial measurement of the ROU asset.

Currently, the Company has operating leases for office lease agreements, apartment lease agreement and certain wellhead equipment. For those operating leases included on the accompanying balance sheets, which only include leases with terms greater than 12 months at commencement, the present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes our discount rate and remaining lease term as of March 31, 2020.

As of March 31, 2020
Weighted-average discount rate	4.5%
Weighted-average remaining lease term (years)	1.94

Subsequent to initial measurement, costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying ROU asset is utilized and in accordance with U.S. GAAP requirements. Variable lease payments are recognized in the period in which they are incurred. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the components of the Company’s lease expenses for the three months ended March 31, 2020.

Three Months Ended March 31, 2020
(in thousands)
Lease costs
Operating lease cost	$291
Variable lease cost (1)	179
Short-term lease cost (2)	688
Total Lease Cost	$1,158

(1)
Variable lease payments include additional payments made that were not included in the initial measurement of the ROU asset and corresponding liability for lease agreements with terms longer than 12 months. Variable lease payments primarily relate to variable utility costs associated with the Company’s leased office space.

(2)	Costs associated with short-term lease agreements primarily relate to certain field equipment rentals.

Other information related to the Company’s leases for three months ended March 31, 2020, was as follows:

Three Months Ended March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (fixed payments)	$332
Operating cash flows from operating leases (liability reduction)	$305
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,163

Maturities of the Company’s operating lease liabilities included on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020 were as follows:

As of March 31, 2020
(in thousands)
2020	$1,000
2021	1,051
2022	346
Total lease payments	$2,397
Less: imputed interest	(100)
Present value of lease liabilities	$2,297

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019, future total obligations on our noncancelable lease obligations were $4.5 million in the aggregate, which consisted of the following: $2.5 million in 2020, $1.5 million in 2021 and $0.5 million in 2022.

Amounts recorded in the accompanying Condensed Consolidated Balance Sheet for operating leases as of March 31, 2020, were as follows:

		As of March 31, 2020
	Classification on our Balance Sheets	(in thousands)
Operating lease ROU assets	Other assets, net	$1,898

Current operating lease liability	Accrued liabilities and other	$1,233
Non-current operating lease liability	Other liabilities	$1,064

Note 6 – Loss Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the indicated periods:

	Three Months
	Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net loss (numerator):
Net loss attributable to common stockholders of Rosehill Resources Inc. - basic	$(148,349)	$(37,977)
Add: Net loss attributable to the noncontrolling interest, net of taxes	(90,036)	—
Net loss attributable to common stockholders of Rosehill Resources Inc. - diluted	$(238,385)	$(37,977)

Weighted average shares (denominator):
Weighted average shares – basic	28,566	13,830
Add: Dilutive effects of Class B Common Stock	15,708	—
Weighted average shares – diluted	44,274	13,830

Basic loss per share	$(5.19)	$(2.75)
Diluted loss per share	$(5.38)	$(2.75)

For the three months ended March 31, 2020, the Company excluded 25.6 million shares of Class A Common Stock issuable upon exercise of the Company’s warrants, 9.2 million shares of Class A Common Stock issuable upon conversion of the Company’s Series A Preferred Stock and 1.8 million shares of Class A Common Stock issuable upon vesting of awards under the Company’s Long-Term Incentive Plan (as amended and restated on May 22, 2018, the “LTIP”) from the computation of diluted earnings per share because the effect of such instruments was anti-dilutive.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Accounts Receivable

Accounts receivable is comprised of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Revenue receivable	$15,604	$34,518
Realized derivative receivable	5,586	273
Joint interest billings	84	95
Other	59	24
Accounts receivable	$21,333	$34,910

Note 8 – Derivative Instruments

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

Interest rate swaps - The Company utilizes interest rate swaps to reduce its exposure to adverse fluctuations in London Interbank Offered (“LIBO”) rates on a portion of its revolving credit facility outstanding borrowings. The realized and unrealized gains and losses on the interest rate swaps are recognized in “Interest expense”, net. Entering into interest rate swaps allows the Company to mitigate, but not eliminate, the negative effects of increases in the LIBO rate, but reduces the Company’s ability to benefit from any decreases in the LIBO rate.

Series B Preferred Stock bifurcated derivative. In the event of a change of control, the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock out of funds legally available therefor, excluding Series B PIK Shares, each as defined in Note 14 - 10% Series B Redeemable Preferred Stock, for a price per share equal to the Base Return Amount as defined in Note 14 - 10% Series B Redeemable Preferred Stock. The Company assessed the change of control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was a bifurcated derivative. See Note 14 - 10% Series B Redeemable Preferred Stock for defined terms and more detail. Because the Company recorded the Series B Preferred Stock at its current redemption value as of March 31, 2020, there was no value attributed to the bifurcated embedded derivative.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the Condensed Consolidated Balance Sheets, as well as the gross recognized derivative assets, liabilities and offset amounts in the Condensed Consolidated Balance Sheets:

	March 31, 2020
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$165,409	$(85,502)	$79,907
Commodity derivatives - non-current	154,738	(93,954)	60,784
Total assets	$320,147	$(179,456)	$140,691

Liabilities
Commodity derivatives - current	$(85,502)	$85,502	$—
Commodity derivatives - non-current	(93,954)	93,954	—
Interest rate derivatives - current	(2,122)	—	(2,122)
Interest rate derivatives - non-current	(3,041)	—	(3,041)
Total liabilities	$(184,619)	$179,456	$(5,163)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

	December 31, 2019
	Gross Fair Value	Gross Amounts Offset (1)	Net Recognized Fair Value
	(In thousands)
Assets
Commodity derivatives - current	$28,512	$(18,172)	$10,340
Commodity derivatives - non-current	61,241	(28,136)	33,105
Interest rate derivatives - current	10	(10)	—
Total assets	$89,763	$(46,318)	$43,445

Liabilities
Commodity derivatives - current	$(22,014)	$18,172	$(3,842)
Commodity derivatives - non-current	(28,528)	28,136	(392)
Interest rate derivatives - current	(184)	10	(174)
Interest rate derivatives - non-current	(492)	—	(492)
Series B Preferred Stock bifurcated derivative - non-current	(416)	—	(416)
Total liabilities	$(51,634)	$46,318	$(5,316)

(1)	The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020, the open derivative positions with respect to future production and interest rates were as follows:

	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	760,000	—	—
Weighted average fixed price ($/Bbl)	$67.46	$—	$—
Natural gas:
Notional volume (MMBtu)	1,595,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.73	$2.79	$2.85

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	2,475,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	3,905,000	4,200,000	2,100,000
Weighted average fixed price ($/Bbl)	$(0.85)	$0.49	$0.54

Argus WTI roll:
Notional volume (Bbls)	370,650	—	—
Weighted average fixed price ($/Bbl)	$0.40	$—	$—

NYMEX WTI roll:
Notional volume (Bbls)	2,102,752	—	—
Weighted average fixed price ($/Bbl)	$0.42	$—	$—

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	1,617,388	—	—
Weighted average fixed price ($/MMBtu)	$(1.03)	$—	$—

Interest rate swaps:
Notional principal (3)	$150,000,000	$150,000,000	$—
Average fixed rate	1.721%	1.721%	—

(1)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 2,160,000 barrels of crude oil at a weighted average fixed price of $50.48 per barrel to offset commodity derivative swaps for the year ended December 31, 2021, it previously sold off 2,160,000 barrels of crude oil at a weighted average fixed price of $61.21 per barrel.

(2)
During the second quarter of 2019, the Company entered into commodity derivative swaps where it bought 1,100,000 barrels of crude oil at a weighted average fixed price of $50.55 per barrel to offset commodity derivative swaps for the year ended December 31, 2022, it previously sold off 1,100,000 barrels of crude oil at a weighted average fixed price of $58.42 per barrel.

(3)	Interest rate swaps expire in August 2022.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of the derivative activity on the Company’s Condensed Consolidated Statements of Operations for the following periods was as follows:

	Three Months
	Ended March 31,
	2020	2019
	(In thousands)
Realized gain (loss) on derivatives
Commodity derivative options	$2,033	$1,500
Commodity derivative swaps	6,474	(2,523)
Interest rate swaps	(14)	—
Total realized gain (loss) on derivatives	$8,493	$(1,023)

Unrealized gain (loss) on derivatives
Commodity derivative options	$52,842	$(25,566)
Commodity derivative swaps	48,771	(77,982)
Interest rate swaps	(4,497)	—
Series B Preferred Stock bifurcated derivative	416	81
Total unrealized gain (loss) on derivatives	$97,532	$(103,467)

The gains and losses resulting from the cash settlement and mark-to-market of the commodity derivatives are included within “Gain (loss) on commodity derivative instruments, net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from mark-to-market of the Series B Preferred Stock bifurcated derivative are included within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains and losses resulting from the cash settlement and mark-to-market of the interest rate swaps are included within “Interest expense, net” in the Condensed Consolidated Statements of Operations. The Company’s Proposed Plan of Reorganization as discussed in Note 20 - Subsequent Events, anticipates that the Company will unwind its derivative instruments to pay down on its Amended and Restated Credit Agreement.

Note 9 – Fair Value Measurements

The financial instruments measured at fair value on a recurring basis consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Derivative assets
Derivative assets - current	$79,907	$10,340
Derivative assets - non-current	60,784	33,105
Total derivative assets	140,691	43,445

Derivative liabilities
Derivative liabilities - current	(2,122)	(4,016)
Derivative liabilities - non-current	(3,041)	(1,300)
Total derivative liabilities	(5,163)	(5,316)

Total derivative assets, net	$135,528	$38,129

Derivative assets and liabilities primarily represent unsettled amounts related to commodity derivative positions, including swaps, options, and interest rate swaps. Derivative liabilities also include the Series B Preferred Stock bifurcated derivative for the various redemption amounts that the Company could incur if a change of control event occurs. The Company utilizes Level 3 assumptions to estimate the probability of a change of control occurring and when that would occur as the timing impacts the Base Return Amount as defined in Note 14 - 10% Series B Redeemable Preferred Stock.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below, set forth by level within the fair value hierarchy, represent the net components of the assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$79,907	$—	$79,907
Commodity derivative assets - non-current	—	60,784	—	60,784
Total derivative assets	$—	$140,691	$—	$140,691

Derivative liabilities
Interest rate swaps - current	—	(2,122)	—	$(2,122)
Interest rate swaps - non-current	—	(3,041)	—	(3,041)
Total derivative liabilities	$—	$(5,163)	$—	$(5,163)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets
Commodity derivative assets - current	$—	$10,340	$—	$10,340
Commodity derivative assets - non-current	—	33,105	—	33,105
Total derivative assets	$—	$43,445	$—	$43,445

Derivative liabilities
Commodity derivative liabilities - current	—	(3,842)	—	(3,842)
Commodity derivative liabilities - non-current	—	(392)	—	(392)
Interest rate swaps - current	—	(174)	—	$(174)
Interest rate swaps - non-current	—	(492)	—	(492)
Series B Preferred Stock bifurcated derivative - non-current	$—	$—	$(416)	$(416)
Total derivative liabilities	$—	$(4,900)	$(416)	$(5,316)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivatives for the three months ended March 31, 2020.

Balance at December 31, 2019	$416
(Gains) losses reported in earnings	(416)
Balance at March 31, 2020	$—

Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The Company’s revolving credit facility carrying value is representative of its fair value because the interest rate changes monthly based on the current market of the stated rates in the agreement. As of March 31, 2020 and December 31, 2019, the fair value of the Second Lien Notes was approximately $80.8 million and $98.5 million, respectively, which was determined using quoted prices for similar instruments, a Level 2 classification in the fair value hierarchy.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of asset retirement obligations (“ARO”), impairments, and stock-based compensation.

ARO. The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property and equipment. Significant “Level 3” inputs used in the calculation of ARO include plugging costs and reserve lives.

Proved oil and gas properties. If the carrying amount of oil and natural gas properties exceeds the estimated undiscounted future cash flows, the carrying amount of the oil and natural gas properties will be adjusted to their fair value. The fair value of oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, (i) recent sales prices of comparable properties; (ii) the present value of future cash flows, net of estimated operating and development costs using estimates of proved oil and natural gas reserves; (iii) future commodity prices; (iv) future production estimates; (v) anticipated capital expenditures; and (vi) various discount rates commensurate with the risk and current market conditions associated with the projected cash flows. These assumptions represent “Level 3” inputs.

As a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices, the Company recorded impairment expense of $333.8 million to its proved oil and gas properties. The Company used a discount rate of 10% in its calculation of the present value of expected future cash flows based on it estimated average cost of capital as of March 31, 2020. The Company also used relevant commodity strip prices as of April 1, 2020 in its calculation.

Stock-based compensation. The Company measures stock-based compensation based on the fair value of the award on the date of grant. The fair value of the Company’s restricted stock, stock-settled time-based restricted stock units and cash-settled time-based restricted stock units are based on the Company’s trading stock price on the date of grant, which is a Level 1 input. The fair value of the Company’s market based performance share units is calculated using a Monte Carlo valuation model which performs an iterative run of likely outcomes of the performance metric based on assumptions such as expected volatility, correlation of coefficients, risk-free rates and expected dividend yields. These assumptions represent “Level 3” inputs. See Note 17 - Stock-Based Compensation for the weighted average of significant unobservable inputs used in the fair value measurement.

Note 10 – Property and equipment, net

Property and equipment, net is comprised of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Proved oil and natural gas properties	$1,056,236	$1,013,952
Unproved oil and natural gas properties	97,726	97,706
Land	1,575	1,575
Less: accumulated DD&A and impairment	(746,215)	(368,636)
Total oil and natural gas properties (successful efforts), net	409,322	744,597
Other property and equipment	7,415	7,348
Less: accumulated DD&A	(4,676)	(4,364)
Total other property and equipment	2,739	2,984
Total property and equipment, net	$412,061	$747,581

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded depreciation, depletion and amortization (“DD&A”) to property and equipment as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Proved oil and natural gas properties	$30,933	$35,567
Other property and equipment	336	207
Total DD&A related to property and equipment	$31,269	$35,774

As a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices, the Company recorded impairment expense of $333.8 million to its proved oil and gas properties for the three months ended March 31, 2020. The Company recorded an impairment of approximately $12.8 million within Exploration costs for the three months ended March 31, 2020 related to actual and anticipated lease expirations, as well as anticipated losses on acreage due to title defects. There were no impairment charges to proved and unproved oil and natural gas properties for the three months ended March 31, 2019. Capitalized costs included in proved oil and natural gas properties not subject to DD&A totaled $24.8 million at March 31, 2020 and $19.9 million at December 31, 2019.

Note 11 – Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligation for the three months ended March 31, 2020 (in thousands):

Asset retirement obligations, beginning of period	$14,431
Additional liabilities incurred	31
Accretion expense	217
Revision of estimates	(8)
Asset retirement obligations, end of period	$14,671

Note 12 – Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Accrued payroll	$565	$4,035
Accrued general and administrative expense	5,077	987
Royalties payable	5,676	9,592
Accrued lease operating expense	6,601	6,676
Operating lease liabilities	1,233	—
Preferred Stock dividends payable	—	3,951
Accrued interest expense	377	174
Accrued ad valorem taxes	990	—
Other	1,304	1,098
Total accrued liabilities and other	$21,823	$26,513

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Long-term debt, net

The Company’s long-term debt is comprised of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Second Lien Notes	$100,000	$100,000
Revolving credit facility	340,000	260,000
Total debt	440,000	360,000
Debt issuance cost on Second Lien Notes, net	2,346	2,528
Discount on Second Lien Notes, net	1,820	1,961
Total debt issuance cost and discounts	4,166	4,489
Total long-term debt, net	$435,834	$355,511

Revolving Credit Facility

On March 28, 2018, Rosehill Operating entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among Rosehill Operating, as borrower, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, “JPMorgan”), and certain other financial institutions party thereto, as lenders. The borrowings under the Amended and Restated Credit Agreement bear interest at an adjusted base rate plus an applicable margin ranging from 1% to 2% or at an adjusted LIBO rate plus an applicable margin ranging from 2% to 3%. As of March 31, 2020, the weighted average interest rate of outstanding borrowings under the Amended and Restated Credit Agreement was 4.2%. Pursuant to the Amended and Restated Credit Agreement, the lenders party thereto have agreed to provide the Company with a $500 million secured reserve-based revolving credit facility. The maturity date of the Amended and Restated Credit Agreement is August 31, 2022 and automatically extends to March 2023 upon the payment in full of the Second Lien Notes. The borrowing base is re-determined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. As of March 31, 2020, the borrowing base was $340 million and the Company had fully drawn the $340 million.

Please read Note 3 - Liquidity for details on the following items under the Amended and Restated Credit Agreement: (i) Forbearance Agreement, (ii) event of default related to the delivery of audited financial statements (without a going concern qualification), (iii) the letter from Nasdaq regarding the Company’s stock price trading below the minimum bid price requirement for continued listing and (iv) restrictions on cash distributions on its Series A Preferred Stock and Series B Preferred Stock.

The Amended and Restated Credit Agreement requires Rosehill Operating to deliver unaudited financial statements to the lenders within 45 days after the end of each fiscal quarter. The Company can satisfy this requirement by delivery of unaudited financial statements of Rosehill Resources as filed with the SEC within 45 days after the end of each fiscal quarter. The Company failed to provide the lenders with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constituted a default under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement gives the Company a 30-day cure period before it becomes an event of default that will allow the lenders to require the Company to repay a portion or all amounts outstanding. However, the Company was unable to satisfy these requirements within the cure period. As such, this represented an event of default under the Amended and Restated Credit Agreement.

The amounts outstanding under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of Rosehill Operating’s property and all of the stock of Rosehill Operating’s material operating subsidiaries that are guarantors of the Amended and Restated Credit Agreement. Subject to the Forbearance Agreement, if an event of default occurs under the Amended and Restated Credit Agreement, JPMorgan Chase Bank, N.A. will have the right to proceed against any pledged capital stock and take control of substantially all of the assets of Rosehill Operating and Rosehill Operating’s material operating subsidiaries that are guarantors. There are currently no guarantors under the Amended and Restated Credit Agreement. An event of default can be triggered in a number of circumstances, including failure to maintain listing of the Company’s Class A Common Stock on a national securities exchange or failure to timely repay deficiencies in the Company’s borrowings.

The Company is subject to certain restrictions under the Amended and Restated Credit Agreement, including (without limitation) a negative pledge with respect to its equity interests in Rosehill Operating and a contingent obligation to guarantee the borrowings upon request by the lenders in the event that the Company incurs debt obligations. The Amended and Restated Credit

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Amended and Restated Credit Agreement also requires Rosehill Operating to maintain the following financial ratios: (1) a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended and Restated Credit Agreement, but excluding non-cash assets) to consolidated current liabilities (excluding non-cash obligations, current maturities under the Amended and Restated Credit Agreement and the Note Purchase Agreement (as defined below)), of not less than 1.0 to 1.0; (2) (x) a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0 and (y) commencing on and after repayment in full of the Second Lien Notes (other than surviving contingent indemnification obligations) and the repayment or redemption in full of the Series B Preferred Stock, a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Net Debt to Annualized EBITDAX (as such terms are defined in the Amended and Restated Credit Agreement), of not greater than 4.0 to 1.0 and (3) for so long as the Series B Preferred Stock remains outstanding, a coverage ratio, which is the ratio of (i) EBITDAX (as defined in the Amended and Restated Credit Agreement) to (ii) the sum of (x) Interest Expense (as defined in the Amended and Restated Credit Agreement) plus (y) the aggregate amount of Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in cash pursuant to Sections 9.04(a)(iv) and (v) of the Amended and Restated Credit Agreement during the preceding four fiscal quarters, of not less than 2.5 to 1.0. The Company was in compliance with these financial ratios for the measurement period ended March 31, 2020. If the Company is not able to generate additional funds or if oil prices do not improve significantly, the Company will not be able to comply with its current ratio or leverage ratio under the Amended and Restated Credit Agreement in future periods.

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

Under the Note Purchase Agreement, Rosehill Operating may, at its option, redeem the Second Lien Notes in whole or in part, together with accrued and unpaid interest thereon, (i) at any time after December 8, 2019 but on or prior to December 8, 2020, at a redemption price equal to 103% of the principal amounts of the Second Lien Notes being redeemed, (ii) at any time after December 8, 2020 but on or prior to December 8, 2021, at a redemption price equal to 101.5% of the principal amount of the Second Lien Notes being redeemed and (iii) at any time after December 8, 2021, at a redemption price equal to the principal amount of the Second Lien Notes being redeemed.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. The Company was in compliance with the leverage ratio for the measurement period ended March 31, 2020. If the Company is not able to generate additional funds or if oil prices do not improve significantly, the Company will not be able to comply with its leverage ratio under the Note Purchase Agreement in future periods.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Please read Note 3 - Liquidity for details on the event of default related to the delivery of audited financial statements (without a going concern qualification).

The Note Purchase Agreement requires the Company to deliver unaudited financial statements to the lenders within 45 days after the end of each fiscal quarter. The Company can satisfy this requirement by delivery of unaudited financial statements of Rosehill Resources as filed with the SEC within 45 days after the end of each fiscal quarter. The Company failed to provide the lenders with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constituted a default under the Note Purchase Agreement. The Note Purchase Agreement gives the Company a 30-day cure period before it becomes an event of default that will allow the noteholders to require the Company to redeem a portion or all of the notes outstanding. However, the Company was unable to satisfy these requirements within the cure period. As such, this represented an event of default under the Note Purchase Agreement

The Note Purchase Agreement contains various affirmative and negative covenants, events of default and other terms and provisions that are based largely on the Amended and Restated Credit Agreement, with a number of important modifications reflecting the second lien nature of the Second Lien Notes and certain other terms that were agreed to with the Holders. The negative covenants may limit Rosehill Operating’s ability to, among other things, incur additional indebtedness (including under senior unsecured notes), make investments, make or declare dividends or distributions, redeem its preferred equity, acquire or dispose of oil and gas properties and other assets or engage in certain other transactions without the prior consent of the Holders, subject to various exceptions, qualifications and value thresholds. Rosehill Operating is also required to meet minimum commodity hedging levels based on its expected production on an ongoing basis. Any event or condition that causes any debt under the Amended and Restated Credit Agreement becoming due prior to its scheduled maturity, with certain exceptions, including borrowing base deficiencies, is an event of default under the Note Purchase Agreement.

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

Deferred Financing Costs and Debt Discount

The Company capitalizes discounts and certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt instruments. The Company amortized debt issuance costs and discounts of $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The deferred financing costs related to the Amended and Restated Credit Agreement are classified in prepaid assets and the deferred financing costs and discounts related to the Second Lien Notes are netted against the long-term debt. The following table summarizes the Company’s deferred financing costs and debt discounts:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The following table summarizes the Company’s deferred financing costs and debt discounts:

	March 31,	December 31,
	2020	2019
	(In thousands)
Revolving credit facility
Debt issuance costs	$3,167	$3,167
Accumulated amortization of debt issuance costs	(1,286)	(1,092)
Net deferred costs - Revolving credit facility	$1,881	$2,075

Second Lien Notes
Debt discount	$3,000	$3,000
Accumulated amortization of debt discount	(1,180)	(1,039)
Debt issuance costs	3,868	3,868
Accumulated amortization of debt issuance costs	(1,522)	(1,340)
Net deferred costs - Second Lien Notes	4,166	4,489
Total deferred financing costs and debt discount, net	$6,047	$6,564

Note 14 – 10% Series B Redeemable Preferred Stock

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

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board or a designated committee of the Board, cumulative dividends in cash, at a rate of 10.00% per annum on the $1,000 liquidation preference per share of Series B Preferred Stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2018. The Company’s Amended and Restated Credit Agreement restricts its cash distributions to an amount not to exceed $25.0 million on its Series B Preferred Stock in any fiscal year. Such distributions on its Series B Preferred Stock can only be made so long as both before and immediately following such distributions, (i) the Company is not in any default under its Amended and Restated Credit Agreement, (ii) its unused borrowing capacity is equal to or greater than 20% of the committed borrowing capacity and (iii) its ratio of Total Debt to EBITDAX is not greater than 3.5 to 1.0. As of March 31, 2020, the Company was fully drawn and had existing defaults under its Amended and Restated Credit Agreement and did not declare and pay cash dividends to the Series B Preferred Stock holders on April 15, 2020. Failure to pay dividends on the Series B Preferred Stock results in the following:

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

•
Upon the occurrence of not paying a dividend for a period of nine months consecutive months, the holders of the Series B Preferred Stock may elect to cause the Company to redeem all or a portion of the Series B Preferred Stock. The Company does not expect to be able to pay dividends on the Series B Preferred Stock within the nine consecutive months following April 15, 2020.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, a guaranteed base return on the initial 150,000 shares purchased in an amount equal to (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve a 16% internal rate of return (“IRR”) (the “Base Return Amount”) with respect to such shares of Series B Preferred Stock, minus all dividends paid on shares of Series B Preferred Stock, including dividends paid-in-kind, and minus up-front fees incurred at issuance of the Series B Preferred Stock. The shares of Series B Preferred Stock are redeemable at the election of the holders on or after December 8, 2023 and upon certain conditions and at any time at the Company’s option. As the holders of Series B Preferred Stock have an option to redeem the Series B Preferred Stock at a future date, the Series B Preferred Stock is included in temporary, or “mezzanine” equity, between total liabilities and stockholders’ equity on the Condensed Consolidated Balance Sheets.  The Series B Preferred Stock, while not currently redeemable at the option of the holders, is remeasured each reporting period by accreting the initial value to the estimated redemption value that will achieve a 16% IRR on December 8, 2023 when the Series B Preferred Stock is redeemable in whole or in part at the election of the holders of Series B Preferred Stock. The accretion is considered a deemed dividend, which increases the carrying value of the Series B Preferred Stock on the Condensed Consolidated Balance Sheets and is included within preferred dividends on the Condensed Consolidated Statements of Operations. If the Series B Preferred Stock would have been redeemed on March 31, 2020, the Base Return Amount was approximately $195.2 million, which was higher than the redemption amount accrued, and will be reduced by subsequent dividend payments. Any redemption must be made out of funds legally available therefor.

In the event of a Change of Control (which includes failure to maintain the listing of our Class A Common Stock on a national securities exchange), the Company shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount and all Series B PIK Shares at the purchase price of $1,000 per share. The Company assessed the Change of Control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was an embedded derivative that required bifurcation and was accounted for at fair value. Because the Company recorded the Series B Preferred Stock at its current redemption value as of March 31, 2020, there was no value attributed to the bifurcated embedded derivative.

The Company reflected the following activity in mezzanine equity for the Series B Preferred Stock for the three months ended March 31, 2020:

	Series B Preferred Shares	Series B Preferred Stock Value	Guaranteed Return	Total
	(In thousands, except share data)
Total Series B Preferred Stock at December 31, 2019	156,746	$149,132	$13,894	$163,026
Discount - transaction costs	—	—	—	—
Base return amount	—	—	5,493	5,493
Accrued dividends	—	4,677	(4,677)	—
Dividends declared and paid-in-kind	—	—	—	—
Accretion of discount - deemed dividend	—	405	—	405
Total Series B Preferred Stock at March 31, 2020	156,746	$154,214	$14,710	$168,924

For the quarter ended March 31, 2020 the Company did not declare cash dividends on the Series B Preferred Stock. For the quarter ended March 31, 2019 dividends per share on the Company’s Series B Preferred Stock was $24.66.

The Company’s Proposed Plan of Reorganization as discussed in Note 20 - Subsequent Events, anticipates that in exchange for all of the Series B Preferred Stock, holders of the Series B Preferred Stock will receive their pro rata share of 1.48% of the New Common Shares of the reorganized entity.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Income Taxes

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

The Company’s income tax provision was an expense of $37.0 million and an expense of $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate was (19)% and (3)% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate differs from the enacted statutory rate of 21% in 2020 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC Agreement, the impact of state income taxes, and effects of the valuation allowance. The effective tax rate differs from the enacted statutory rate of 21% in 2019 primarily due to the allocation of profits and losses to Rosehill and the noncontrolling interest holder in accordance with the LLC agreement and the impact of state income taxes.

As of March 31, 2020, the Company had approximately $55.7 million of U.S. federal net operating loss carryovers, which will begin to expire in 2037. The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, including NOL carry forwards. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of March 31, 2020, the Company had a full valuation allowance to offset its net deferred tax assets in excess of deferred tax liabilities because the Company thinks it is more likely than not that its deferred tax will not be realized prior to their expiration due to uncertainty of the market, the significant decline in oil prices that began during the first quarter of 2020 and the Company having substantial doubt about its ability to continue as a going concern.

The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2020, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 to present.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2020, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax Receivable Agreement

On April 27, 2017, the Company entered into a tax receivable agreement (“Tax Receivable Agreement”) with the noncontrolling interest holder, Tema. The Tax Receivable Agreement provides that the Company will pay to Tema 90% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) in periods beginning with and after the closing of the Transaction as a result of the following: (i) any tax basis increases in the assets of Rosehill Operating resulting from the distribution to Tema of $35 million in cash, the shares of Class B Common Stock and the issuance of 4,000,000 warrants to Rosehill Operating exercisable for shares of its Class A Common Stock, all in connection with the Transaction, and resulting from the assumption of Tema liabilities in connection with the Transaction, (ii) the tax basis increases in the assets of Rosehill Operating resulting from a redemption by Rosehill Operating with respect to Tema and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A liability under the Tax Receivable Agreement relating to such redemption was recorded in the amount of $50.1 million as of the date of the redemption, increasing the Tax Receivable Agreement liability as of December 31, 2019 to $53.8 million. Due to the uncertainty of the market, the significant decrease in oil prices that began during the first quarter of 2020 and the Company having substantial doubt about its ability to continue as a going concern, the Tax Receivable Agreement liability was revalued to $0.2 million as of March 31, 2020 because it is not probable that the Company will have sufficient future taxable income to utilize all the tax benefits related to the Tax Receivable Agreement liability. The revaluation of the Tax Receivable Agreement liability resulted in income of $53.6 million recognized in ‘Other Income, net’ on the Condensed Consolidated Statement of Operations.

Note 16 – Stockholders’ Equity

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

8% Series A Cumulative Perpetual Convertible Preferred Stock. Each share of Series A Preferred Stock has a liquidation preference of $1,000 per share and is convertible, at the holder’s option at any time, initially into 86.9565 shares of the Company’s Class A Common Stock (which is equivalent to an initial conversion price of approximately $11.50 per share of Class A Common Stock), subject to specified adjustments and limitations as set forth in the Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”). In the event of a Fundamental Change (as defined in the Certificate of Designation of the Series A Preferred Stock, which includes failure to maintain the listing of the Company’s Class A Common Stock on a national securities exchange), the Company will increase the conversion rate. Please read Note 3 - Liquidity for details on the letter from The Nasdaq Stock Market LLC regarding the Company’s stock price trading below the minimum bid price requirement for continued listing.

The Company reflected the following in equity for the Series A Preferred Stock for the following periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Series A Preferred Stock paid-in-kind	$2,102	$—
Series A Preferred Stock paid or payable in cash	—	2,006
Series A Preferred Stock dividends	$2,102	$2,006

For the quarters ended March 31, 2020 and 2019, dividends per share on the Company’s Series A Preferred Stock was $19.89 and $19.73, respectively.

The Company’s Proposed Plan of Reorganization as discussed in Note 20 - Subsequent Events, anticipates that in exchange for all of the Series A Preferred Stock, holders of the Series A Preferred Stock will receive their pro rata share of 1.48% of the New Common Shares of the reorganized entity.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment pursuant to the terms of the warrant agreement. The warrants have a five-year term which commenced on April 27, 2017. As of March 31, 2020, there were 25,594,158 warrants exercisable for shares of Class A Common Stock outstanding at a price of $11.50. The Company may call 17,185,320 warrants for redemption if the reported last sale price of the Class A Common Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The remaining 8,408,838 warrants are not redeemable by the Company and are exercisable on a cashless basis so long as they are held by the initial holders or their permitted transferees. Otherwise, such warrants may be redeemed on terms and provisions that are identical to those described above.

Noncontrolling Interest. Noncontrolling interest represents the membership interest in Rosehill Operating held by Tema. The Company has consolidated the financial position and results of operations of Rosehill Operating and reflected the proportionate interest held by Tema as a noncontrolling interest. The noncontrolling interest will change if warrants are exercised for Class A Common Stock, when shares of Series A Preferred Stock are converted into shares of Class A Common Stock, when shares of Class A Common Stock are issued in connection with the Company’s LTIP and if Tema elects to exchange the Class B Common Stock received in connection with the Transaction for shares of Class A Common Stock. At March 31, 2020, Tema held an approximate 35.3% noncontrolling interest in Rosehill Operating. On December 26, 2019, Tema redeemed 14,100,000 shares of its Rosehill Operating Common Units in exchange for an equivalent number of shares of Class A Common Stock, which significantly decreased Tema’s noncontrolling interest in Rosehill Operating. After the exchange, Tema holds 15,707,692 shares of Class B Common Stock.

Note 17 - Stock-Based Compensation

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

The Company has granted restricted stock, restricted stock units and performance share units under the LTIP. Stock-based compensation expense for restricted stock and restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. Stock-based compensation is included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations and forfeitures are recognized as they occur. The stock-based compensation expense recognized was less than $0.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense decreased significantly during the three months ended March 31, 2020 primarily due to forfeitures related to the termination of 52 full-time employees announced on March 26, 2020. As of March 31, 2020, 4,912,178 shares of Class A Common Stock remained available for issuance under the LTIP, subject to adjustment pursuant to the plan. The Company’s Proposed Plan of Reorganization as discussed in Note 20 - Subsequent Events, anticipates that all unvested shares under the LTIP plan will be cancelled and receive no recovery.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

Restricted stock granted under the LTIP is issued on the grant date, but is restricted as to transferability until vesting. These restricted shares generally vest on the first anniversary of the date of grant. The following table sets forth the restricted stock transactions for the three months ended March 31, 2020:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2019	428,984	$3.12
Granted	—	—
Vested	(403,816)	3.13
Forfeited	—	—
Nonvested - March 31, 2020	25,168	$2.98

As of March 31, 2020, there was less than $0.1 million of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.2 years.

Stock-Settled Time-Based Restricted Stock Units

Stock-settled time-based restricted stock units entitle the holder to receive one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These stock-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. The following table sets forth stock-settled time-based restricted stock unit transactions for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2019	1,360,070	$4.28
Granted	—	—
Vested	(339,001)	3.96
Forfeited	(374,367)	4.35
Nonvested - March 31, 2020	646,702	$4.40

As of March 31, 2020, there was $1.8 million of unrecognized compensation cost related to nonvested stock-settled time-based restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

Market Based Performance Share Units

The Company granted a target number of market based performance share units to certain employees. The market based performance share units will be settled in stock, provided that certain performance criteria are met. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the peer group identified by the Compensation Committee. The Company recognizes compensation expense for the performance share units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur. The following table sets forth market based performance share unit transactions for the three months ended March 31, 2020:

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2019	961,055	$5.18
Granted	—	—
Vested	—	—
Forfeited	(338,259)	5.40
Nonvested - March 31, 2020	622,796	$5.06

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

Three Months Ended March 31, 2019
Expected volatility	68.1%
Risk-free interest rate	2.2%
Dividend yield	—%
Expected life (years)	2.77

As of March 31, 2020, there was $1.4 million of unrecognized compensation cost related to shares of market based performance units which is expected to be recognized over a weighted average period of 1.3 years.

Cash-Settled Time-Based Restricted Stock Units

The Company grants cash-settled time-based restricted stock units to certain employees. Cash-settled time-based restricted stock units entitle the holder to receive the cash equivalent of one share of Class A Common Stock for each restricted stock unit when such restricted stock unit vests. These cash-settled time-based restricted stock units generally vest in three substantially equal installments on the first three anniversaries of the date of grant. Cash-settled time-based restricted stock units are classified as liabilities and are remeasured at each reporting date until settled. The stock-based compensation expense for cash-settled time-based restricted stock units is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards. The following table sets forth cash-settled restricted stock unit transactions for the three months ended March 31, 2020:

	Cash-Settled Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested - December 31, 2019	412,921	$3.47
Granted	—	—
Vested	(136,730)	3.59
Forfeited	(182,249)	3.40
Nonvested - March 31, 2020	93,942	$3.46

As of March 31, 2020, the Company had a liability for cash-settled time-based restricted stock units of $0.1 million based on a closing price of $0.41 on March 31, 2020. As of March 31, 2020, there was less than $0.1 million of unrecognized compensation cost related to shares of cash-settled time-based restricted stock units which is expected to be recognized over a weighted average period of 1.9 years.

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retirement Benefits

The Company has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. The Company currently maintains a retirement plan pursuant to which employees are permitted to contribute portions of their base compensation to a tax-qualified retirement account. The Company provided matching contributions equal to 100% of elective deferrals up to 6% of eligible compensation. Matching contributions are immediately fully vested. The Company’s matching contributions under the plan totaled $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 18 – Transactions with Related Parties

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

Gateway Gathering and Marketing - Crude oil gathering and transportation. Rosehill Operating has a Crude Oil Gathering Agreement with Gateway Gathering and Marketing (“Gateway”), a subsidiary of Rosemore Holdings, Inc., for a portion of its oil production. There were no costs incurred under the Crude Oil Gathering Agreement for the three months ended March 31, 2020 because Gateway bills the purchasers of the Company’s oil production directly for the transportation services. For the three months ended March 31, 2019, the Company incurred approximately $0.6 million of transportation costs under the Crude Oil Gathering Agreement.

Gateway Gathering and Marketing - Natural gas gathering and transportation. Rosehill Operating has a Gas Gathering Agreement with Gateway for a portion of its liquids-rich natural gas production (the “Gas Gathering Agreement”). Costs incurred under the Gas Gathering Agreement for the three months ended March 31, 2020 and 2019, were approximately $2.0 million and $1.3 million, respectively, As of March 31, 2020 and December 31, 2019, there was no amount in Accounts payable due to Gateway related to the Gas Gathering Agreement. As of March 31, 2020 and December 31, 2019, there was approximately $0.7 million and $0.6 million, respectively, in Accrued liabilities and other related to the Gas Gathering Agreement.

KLR Sponsor. In October 2018, Rosehill Operating entered into a Water Purchase Agreement with Seawolf Water Resources, LP (“Seawolf”), an affiliate of KLR Sponsor, to purchase water from Seawolf’s water wells for use in well completion operations. For the three months ended March 31, 2020 and 2019, Rosehill Operating incurred costs of $1.1 million and $0.2 million, respectively, related to this agreement. As of March 31, 2020 and December 31, 2019, there was $0.5 million and $0.2 million, respectively, in Accounts payable due to Seawolf and as of March 31, 2020 and December 31, 2019 there was $0.2 million included in accrued capital expenditures due to Seawolf.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 – Commitments and Contingencies

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

Pecos County, Texas Farm-in Agreement. On February 27, 2019, Rosehill gained the right to earn approximately 2,200 net acres contiguous to its core areas in the Southern Delaware Basin subject to its obligations to drill and complete up to seven wells through 2020 and to carry 25% of the drilling and completion costs for each of the seven wells and the costs of facilities and equipment and subject to the Company’s ability to obtain certain lease modifications. The Company drilled and completed two wells under the farm-in agreement, which earned the Company 935 net acres. On March 23, 2020, the Company re-conveyed the net acres associated with those remaining wells back to the partner.

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

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 – Subsequent Events

Please read Note 3 - Liquidity for information regarding certain events subsequent to March 31, 2020 that relate to the events described in this Note 20.

Restructuring Support Agreement

On June 30, 2020, the Company and Rosehill Operating (together with the Company, the “Company Parties”) entered into the RSA, which includes the term sheet attached thereto as Exhibit A (the “Term Sheet”), with (i) Tema, as (a) the holder of approximately 66.8% of the voting equity interests of the Company and 35.2% of the equity interests in Rosehill Operating and (b) party to the Tax Receivable Agreement, (ii) certain beneficial holders of, or investment advisors, sub-advisors, or managers of discretionary accounts that are beneficial holders of claims under the Amended and Restated Credit Agreement among the Company Parties, JPMorgan and the lenders from time to time party thereto (the “Consenting Lenders”), and (iii) certain beneficial holders of, or the investment advisors, sub-advisors, or managers on behalf of discretionary funds, accounts or entities that are beneficial holders of claims under the Note Purchase Agreement, and 100% of the Company’s issued Series B Preferred Stock (the “Consenting Noteholders,” and together with Tema and the Consenting Lenders, the “Consenting Creditors”).

The RSA contemplates that the Company Parties will (i) file voluntary cases (the “Chapter 11 Filings”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to effect a restructuring through a prepackaged chapter 11 plan of reorganization (the “Plan”) to be filed with the Bankruptcy Court on or before July 15, 2020 at 11:59 p.m. (prevailing Central Time) and (ii) enter into a proposed junior convertible debtor in possession delayed draw term loan facility (the “DIP Facility”), as evidenced by the DIP Credit Agreement (as defined in the RSA).

The RSA contains certain covenants on the part of each of the Company Parties and the Consenting Creditors including that the Consenting Creditors use commercially reasonable efforts to support the Restructuring Transactions (as defined in the RSA), to vote in favor of the Plan and to otherwise use good faith when negotiating the forms of the Definitive Documents (as defined in the RSA) with the Company Parties. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches or other actions by the parties under the RSA.

Proposed Plan of Reorganization

The Plan as contemplated by the RSA will provide for the following, among other things:

•
after the time on which all conditions to the effectiveness of the Plan have been satisfied or waived in accordance with the terms thereof and the Plan becomes effective (the “Effective Date”), either a reorganized Rosehill Operating or a newly created legal entity that would be the successor to the Company Parties (either entity constituting “New Rosehill”) will be established;

•
the entry by New Rosehill into an exit RBL credit agreement to refinance indebtedness under the Amended and Restated Credit Agreement (the “Revolving Credit Facility”), with a term of 4 years and a maximum initial borrowing base of $235.0 million;

•
the principal of the DIP Facility will be converted to 24.15% of the shares of the equity of New Rosehill (the “New Common Shares”), and the backstop fee earned in connection with the DIP Facility will be converted to 1.69% of the New Common Shares, in each case, subject to dilution from the post-emergence management incentive plan that will be adopted by the board of directors of New Rosehill (the “MIP”);

•
each Consenting Noteholder will receive its pro rata share of 68.60% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the Secured Note Claims (as defined in the Term Sheet);

•
Tema, as the holder of claims under that Tax Receivable Agreement, will receive its pro rata share of 4.08% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the TRA Claims (as defined in the Term Sheet);

•
subject to specific conditions, including acceptance of the Plan by and lack of any objection to confirmation of the Plan by the holders of Series A Preferred Stock and Series B Preferred Stock (each as defined in the Term Sheet) (collectively, the “Preferred Holders”), the Preferred Holders will receive their pro rata share of 1.48% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the Series A Preferred Stock and Series B Preferred Stock;

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	the Existing Common Stock (which includes the Company’s Class A Common Stock) and Other Existing Interests (each as defined in the Term Sheet) will be cancelled and receive no recovery;

•
the RSA requires that Tema and the Consenting Noteholders work in good faith to finalize substantially final forms of governance documents or term sheets in respect thereof before the date the Chapter 11 Cases are filed (the “Petition Date”);

•
certain claims relating to borrowings outstanding under the Amended and Restated Credit Agreement are to be paid with net cash proceeds from the orderly unwind of all of the Company’s existing commodity hedging and derivative instruments, which is anticipated to occur between the execution of the RSA and the Petition Date; and

•	the Gas Gathering Agreement will be amended after the execution of the RSA and before the Petition Date.

The terms of the Plan are subject to approval by, among other parties, the Consenting Creditors (pursuant to the terms set forth in the RSA) and the Company, as well as the Bankruptcy Court, among other conditions to the effectiveness of the Plan. The Company Parties intend to solicit votes from the Consenting Creditors with respect to the Plan prior to the Petition Date, and to commence solicitation of votes from the Preferred Holders prior to the Petition Date but to receive such votes after the Petition Date. Accordingly, no assurance can be given that the transactions described herein will be consummated. If a termination of the Plan occurs prior to the Chapter 11 Filings, then the Company’s lenders and noteholders could exercise remedies for Events of Default (as defined in the respective agreements) (including accelerating debt, sweeping cash and foreclosing on its assets). During the Chapter 11 proceedings, a termination of the RSA may result in the loss of support for the Plan, which would adversely affect the Company’s ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Company could achieve a restructuring alternative and its Chapter 11 proceedings could become protracted or terminate, which would have a material adverse effect on the Company’s liquidity and ability to continue as a going concern.

Following the Chapter 11 Filings, the Company and Rosehill Operating (together, the “Debtors”) expect to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Filings will automatically enjoin or stay the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Under the Plan, the Company intends to ask the Bankruptcy Court to grant certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorization to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law.

Debtor-in-Possession Financing

The RSA contemplates that the Company Parties will file a motion with the Bankruptcy Court (the “DIP Motion”) seeking, among other things, interim and final approval of debtor-in-possession financing on the terms and conditions set forth in the DIP Credit Agreement. If approved by the Bankruptcy Court, the RSA provides that the DIP Credit Agreement will provide for the following, among other things:

•
the DIP Facility, in the aggregate amount of $17.5 million, shall be junior to the Adequate Protection Liens (as defined in the Term Sheet), superpriority liens securing postpetition hedges, the Revolving Credit Facility and the Note Purchase Agreement but senior to all other Claims (as defined in the Term Sheet) and Interests (as defined in the Term Sheet);

•	$15.0 million of the DIP Facility will be backstopped by the Consenting Noteholders, and $2.5 million shall be backstopped by Tema;

•	Tema will have the right to subscribe to provide up to $7.5 million of the DIP Facility;

•
the Company Parties will draw half of the DIP Facility within three business days after the entry of the Interim Order, and the remaining half of the DIP Facility within three business days after the entry of the Final Order;

•
the DIP Facility will mature at the earliest of (i) six months after the Petition Date , (ii) the Effective Date; (iii) the closing of a sale of substantially all of the equity interests or assets of the Company Parties (unless done pursuant to the Plan); (iv) the date of prepayment in cash in full by the Company of all claims under the DIP Facility and termination of all commitments in respect of the DIP Facility in accordance with the terms of the DIP Credit Agreement; and (v) the date of termination of

ROSEHILL RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the commitments in respect of the DIP Facility and/or acceleration of any outstanding extensions of credit following the occurrence and during the continuance of an event of default under the DIP Facility;

•
borrowings under the DIP Facility will bear interest at 8% per annum, paid, in kind monthly, with an additional 2% per annum default rate paid in kind, provided that such interest may only be paid in cash upon the Effective Date subject to certain conditions;

•	the Company Parties will pay an upfront fee of 100 bps, paid-in-kind, provided that such upfront fee may only be paid in cash upon the Effective Date subject to certain conditions;

•	the DIP Credit Agreement will provide for certain customary covenants applicable to the Company;

•
the DIP Credit Agreement will require that the Company Parties (a) enter into commodity hedge transactions pursuant to standards agreed in advance by the Company, the Majority DIP Lenders (as defined in the Term Sheet), and JPMorgan in their reasonable discretion such that, as soon as practical after the Petition Date (and in any case no later than ten (10) Business Days after the Petition Date), the notional volumes of such commodity hedge transactions represent at least 70% of reasonably anticipated projected production from oil and gas properties constituting proved developed producing reserves of Rosehill Operating for each of the following 24 months (August 2020 to July 2022 based on the most recent reserve report) for each of crude oil and natural gas, calculated separately, (b) receive prior written consent from Majority DIP Lenders and JPMorgan (acting at the direction of the Required Revolving Credit Agreement Lenders (as defined in the Term Sheet)) for any asset sales or dispositions outside the ordinary course of business in excess of $200,000 in the aggregate or investments in excess of $200,000 in the aggregate, and (c) provide certain periodic reporting packages and budgets to the Majority DIP Lenders and JPMorgan; and

•	the DIP Credit Agreement will provide for certain customary conditions for debtor-in-possession facilities of this type and certain other conditions as required by the Majority DIP Lenders.

The terms of the DIP Credit Agreement are subject to approval by the DIP Lenders, the Company, and the Bankruptcy Court, among other conditions. Accordingly, the terms of the DIP Credit Agreement are subject to change and there can be no assurance that the DIP Credit Agreement will be consummated. The Company anticipates closing the DIP Credit Agreement promptly following approval by the Bankruptcy Court of the DIP Motion.

Despite the liquidity that may be provided by the DIP Credit Agreement, the Company’s ability to maintain normal credit terms with our suppliers and vendors may become impaired. The Company may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce its liquidity. If liquidity problems persist, suppliers could refuse to provide key products and services in the future. In addition to the cash requirements to fund ongoing operations, the Company has incurred significant professional fees and other costs in connection with the RSA and expect that it will continue to incur significant fees and costs throughout the Chapter 11 proceedings.

Even if the Company obtains financing under the DIP Credit Agreement, it is uncertain the Company’s liquidity will be sufficient to allow it to satisfy its obligations related to the Chapter 11 proceedings or that it will be able to confirm a Plan with the Bankruptcy Court that allows it to emerge from bankruptcy. In addition, the Company will be required to comply with the covenants and conditions of our DIP Credit Agreement in order to continue to access borrowings thereunder.

In connection with the Chapter 11 Filings, as contemplated by the Term Sheet, the Company intends to delist its Class A Common Stock, Class A Common Stock Public Units and Class A Common Stock Public Warrants from Nasdaq. The Company also expects to terminate and suspend its reporting obligations under the Exchange Act when it is eligible to do so.

If the Chapter 11 Filing is not completed or the Plan is not consummated within the timeframe expected, the Company does not expect to have sufficient liquidity to fund capital expenditures. The Chapter 11 Filings will constitute an Event of Default under the credit agreement and Second Lien Notes and the delisting of the Class A Common Stock will constitute an Event of Default under the Second Lien Notes. The creditors under these debt agreements are subject to a forbearance under the RSA and, after the Chapter 11 Filings, will be stayed from taking any action against the Company as a result of an event of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and below in “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report on Form 10-K"), and the risk factors and other cautionary statements contained in our other filings with the SEC. These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	the timing and results of the RSA, the Chapter 11 Filings, including our ability to obtain confirmation of the Plan or an alternative restructuring transaction;

•	our ability to consummate the transactions contemplated by the RSA, including the Plan and the DIP Credit Agreement, on the terms described or at all;

•
our ability to obtain the approval of the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Filings, including maintaining strategic control as debtor-in-possession;

•	the effects of the RSA and the Chapter 11 Filings on our operations and financial condition and on the interests of the various constituents, including holders of our common stock and indebtedness;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of capital during the pendency of the proceedings;

•
the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, debt refinancing or extensions, exchanges or repurchases of debt, issuances of debt or equity securities, access to additional borrowing capacity and our ability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;

•	delisting our common stock and terminating our SEC reporting obligations;

•	our future financial performance;

•	our ability to continue as a going concern;

•	the impact of the COVID-19 pandemic;

•	our ability to successfully complete strategic initiatives, including potential refinancings, restructuring or deleveraging;

•	potential actions of our stakeholders and lenders, including before and after the Chapter 11 Filings;

•	our ability to cure defaults under our debt agreements;

•	our business strategy;

•	our reserves;

•	our liquidity and capital resources;

•	our ability to comply with covenants and obligations under our financing agreements;

•	the future of our operations;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our ability to realize the anticipated benefits of the White Wolf Acquisition;

•	our financial strategy, liquidity and capital required for our development program;

•	benefits from changes in our capital program and development strategy;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	our expansion plans and future opportunities;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to actions taken by our stakeholders (including those not party to the RSA), our creditors, our debt holders and our customers and litigation and disputes (both before and after the Chapter 11 Filings), our ability to have sufficient liquidity to consummate the Plan (particularly if the Plan is not consummated within our expected timeframe), our ability to continue as a going concern and the impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the pandemic, as well as the risks described under “Risk Factors” in our Annual Report on Form 10-K, many of which may be aggravated by the effects of the COVID-19 pandemic. Moreover, we operate in a very competitive and rapidly changing environment, particularly in light of the COVID-19 pandemic and the recent significant decline in commodity prices. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

Overview

We are an independent oil and natural gas company focused on the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. We have drilling locations in ten distinct formations in the Delaware Basin: the Brushy Canyon, Upper Avalon, Lower Avalon, 2nd Bone Spring Shale, 2nd Bone Spring Sand, 3rd Bone Spring Sand, 3rd Bone Spring Shale, Wolfcamp A (X/Y), Lower Wolfcamp A and Wolfcamp B, and our goal is to build a premier development and acquisition company focused on horizontal drilling in the Delaware Basin.

We have no direct operations and no significant assets other than our ownership interest in Rosehill Operating, an entity of which we act as the sole managing member and of whose common units we currently own approximately 64.7% (or 70.8% assuming the conversion of Rosehill Operating Series A Preferred Units into Rosehill Operating Common Units).

Restructuring Support Agreement and Related Recent Developments

Restructuring Support Agreement

On June 30, 2020, the Company Parties entered into the RSA, which includes the Term Sheet with the Consenting Creditors.

The RSA contemplates that the Company Parties will (i) file the Chapter 11 Filings with the Bankruptcy Court to effect the Plan, which will be filed with the Bankruptcy Court on or before July 15, 2020 at 11:59 p.m. (prevailing Central Time) and (ii) enter into the DIP Facility as evidenced by the DIP Credit Agreement (as defined in the RSA).

The RSA contains certain covenants on the part of each of the Company Parties and the Consenting Creditors including that the Consenting Creditors use commercially reasonable efforts to support the Restructuring Transactions (as defined in the RSA), to vote in favor of the plan of reorganization contemplated by the RSA (the “Plan”) and to otherwise use good faith when negotiating the forms of the Definitive Documents (as defined in the RSA) with the Company Parties. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches or other actions by the parties under the RSA.

Proposed Plan of Reorganization

The Plan as contemplated by the RSA will provide for the following, among other things:

•	after the Effective Date, New Rosehill will be established;

•	the entry by New Rosehill into an exit RBL credit agreement to refinance the Revolving Credit Facility, with a term of 4 years and a maximum initial borrowing base of $235.0 million;

•
the principal of the DIP Facility will be converted to 24.15% of the New Common Shares, and the backstop fee earned in connection with the DIP Facility will be converted to 1.69% of the New Common Shares, in each case subject to dilution from the MIP;

•
each Consenting Noteholder will receive its pro rata share of 68.60% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the Secured Note Claims (as defined in the Term Sheet);

•
Tema, as the holder of claims under the Tax Receivable Agreement, will receive its pro rata share of 4.08% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the TRA Claims (as defined in the Term Sheet);

•
subject to specific conditions, including acceptance of the Plan and lack of any objection to the confirmation of the Plan by the Preferred Holders, the Preferred Holders will receive their pro rata share of 1.48% of the New Common Shares, subject to dilution from the MIP, in exchange for all of the Series A Preferred Stock and Series B Preferred Stock;

•	the Existing Common Stock (which includes the Company’s Class A Common Stock) and Other Existing Interests (each as defined in the Term Sheet) will be cancelled and receive no recovery;

•	the RSA requires that Tema and the Consenting Noteholders work in good faith to finalize substantially final forms of governance documents or term sheets in respect thereof before the Petition Date;

•
certain claims relating to borrowings outstanding under the Amended and Restated Credit Agreement are to be paid with net cash proceeds from the orderly unwind of all of the Company’s existing commodity hedging and derivative instruments, which is anticipated to occur between the execution of the RSA and the Petition Date; and

•	the Gas Gathering Agreement will be amended after the execution of the RSA and before the Petition Date.

The terms of the Plan are subject to approval by, among other parties, the Consenting Creditors (pursuant to the terms set forth in the RSA) and the Company, as well as the Bankruptcy Court, among other conditions to the effectiveness of the Plan. The Company Parties intend to solicit votes from the Consenting Creditors with respect to the Plan prior to the Petition Date, and to commence solicitation of votes from the Preferred Holders prior to the Petition Date but to receive such votes after the Petition Date. Accordingly, no assurance can be given that the transactions described herein will be consummated. During the Chapter 11 proceedings, a termination of the RSA may result in the loss of support for the Plan, which would adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that we could achieve a restructuring alternative and our Chapter 11 proceedings could become protracted or terminate, which would have a material adverse effect on our liquidity and ability to continue as a going concern.

The foregoing summary of the terms of the Plan does not purport to be complete and is qualified in its entirety by the full text of the RSA (including the Term Sheet), which is attached as an exhibit hereto and incorporated herein by reference.

Debtor-in-Possession Financing

The RSA contemplates that the Company Parties will file the DIP Motion seeking, among other things, interim and final approval of debtor-in-possession financing on the terms and conditions set forth in the DIP Credit Agreement. If approved by the Bankruptcy Court, the RSA provides that the DIP Credit Agreement will provide for the following, among other things:

•
the DIP Facility, in the aggregate amount of $17.5 million, shall be junior to the Adequate Protection Liens (as defined in the Term Sheet), superpriority liens securing postpetition hedges, the Revolving Credit Facility and the Note Purchase Agreement but senior to all other Claims (as defined in the Term Sheet) and Interests (as defined in the Term Sheet);

•	$15.0 million of the DIP Facility will be backstopped by the Consenting Noteholders, and $2.5 million shall be backstopped by Tema;

•	Tema will have the right to subscribe to provide up to $7.5 million of the DIP Facility;

•
the Company Parties will draw half of the DIP Facility within three business days after the entry of the Interim Order, and the remaining half of the DIP Facility within three business days after the entry of the Final Order;

•
the DIP Facility will mature at the earliest of (i) six months after the Petition Date, (ii) the Effective Date; (iii) the closing of a sale of substantially all of the equity interests or assets of the Company Parties (unless done pursuant to the Plan); (iv) the date of prepayment in cash in full by the Company of all claims under the DIP Facility and termination of all commitments in respect of the DIP Facility in accordance with the terms of the DIP Credit Agreement; and (v) the date of termination of the commitments in respect of the DIP Facility and/or acceleration of any outstanding extensions of credit following the occurrence and during the continuance of an event of default under the DIP Facility;

•
borrowings under the DIP Facility will bear interest at 8% per annum, paid-in-kind monthly, with an additional 2% per annum default rate paid-in-kind, provided that such interest may only be paid in cash upon the Effective Date subject to certain conditions;

•	the Company Parties will pay an upfront fee of 100 bps, paid-in-kind, provided that such upfront fee may only be paid in cash upon the Effective Date subject to certain conditions;

•	the DIP Credit Agreement will provide for certain customary covenants applicable to the Company;

•
the DIP Credit Agreement will require that the Company Parties (a) enter into commodity hedge transactions pursuant to standards agreed in advance by the Company, the Majority DIP Lenders (as defined in the Term Sheet), and JPMorgan in their reasonable discretion such that, as soon as practical after the Petition Date (and in any case no later than ten (10) Business Days after the Petition Date), the notional volumes of such commodity hedge transactions represent at least 70% of reasonably anticipated projected production from oil and gas properties constituting proved developed producing reserves of Rosehill Operating for each of the following 24 months (August 2020 to July 2022 based on the most recent reserve report) for each of crude oil and natural gas, calculated separately, (b) receive prior written consent from Majority DIP Lenders and JPMorgan (acting at the direction of the Required Revolving Credit Agreement Lenders (as defined in the Term Sheet)) for any asset sales or dispositions outside the ordinary course of business in excess of $200,000 in the aggregate or investments in excess of $200,000 in the aggregate, and (c) provide certain periodic reporting packages and budgets to the Majority DIP Lenders and JPMorgan; and

•	the DIP Credit Agreement will provide for certain customary conditions for debtor-in-possession facilities of this type and certain other conditions as required by the Majority DIP Lenders.

The terms of the DIP Credit Agreement are subject to approval by the DIP Lenders, the Company, and the Bankruptcy Court , among other conditions. Accordingly, the terms of the DIP Credit Agreement are subject to change and there can be no assurance that the DIP Credit Agreement will be consummated. The Company anticipates closing the DIP Credit Agreement promptly following approval by the Bankruptcy Court of the DIP Motion. If a termination occurs prior to the Chapter 11 Filings, then our lenders and noteholders could exercise remedies for Events of Default (as defined in the respective agreements) (including accelerating debt, sweeping cash and foreclosing on our assets).

The foregoing summary of the terms of the proposed DIP Facility does not purport to be complete and is qualified in its entirety by the full text of the RSA (including the Term Sheet) which is attached as an exhibit and incorporated herein by reference.

For information regarding certain events leading up to the execution of the RSA, please read Note 3 - Liquidity and Chronology of Events and Going Concern Assessment within this MD&A.

Risks Associated with Chapter 11 Filings

There can be no assurance that we will make the Chapter 11 Filings in accordance with the RSA, that the RSA will not be terminated or that we will consummate the Plan as contemplated. In any event, the preparation of the RSA and the Chapter 11 Filings have and will continue to result in material expenses for the Company and the attention of management. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the reorganization process under the Bankruptcy Code as described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q. Due to these risks and uncertainties, the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 proceedings.

Delisting of Class A Securities

In connection with the Chapter 11 Filings, as contemplated by the Term Sheet, the Company intends to delist its Class A Common Stock, Class A Common Stock Public Units and Class A Common Stock Public Warrants from Nasdaq June 30, 2020. The Company also expects to suspend its reporting obligations under the Exchange Act when it is eligible to do so.

Market Conditions

Irrespective of our balance sheet constraints, sustained periods of low prices for oil or natural gas have and could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The adverse economic effects of the COVID-19 outbreak have materially decreased demand for oil based on the restrictions implemented by governments trying to slow the spread of the outbreak and changes in consumer behavior and this decrease in demand has generated a surplus of oil supply that has created a saturation of storage. The surplus in supply in turn has led to a significant decrease in oil prices. In addition, in March 2020, members of OPEC+ failed to agree on oil production levels and Saudi Arabia responded by increasing its production, which resulted in an increased supply of oil and further contributed to the substantial decline in oil prices and an increasingly volatile market. The members of OPEC+ reached a tentative agreement to cut oil production in April 2020; however, the announcement of the tentative agreement did not result in increased commodity prices, and these production cuts, if effected, may not offset near-term demand loss attributable to the COVID-19 pandemic and related economic slowdown.

We have certain commodity derivative instruments in place to mitigate the effects of such price declines as detailed in Note 8 - Derivative Instruments; however, the derivatives will not entirely mitigate the effects of lower oil prices. The depressed pricing environment has led us to halt our drilling and completion activities for the remainder of 2020 and has led to (i) a reduction in reserves, including the removal of proved undeveloped reserves, (ii) an impairment of proved and unproved oil and gas properties, (iii) curtailment of production during the second quarter of 2020, (iv) recognition of a full valuation allowance on our net deferred tax assets and (v) a reduction of our Tax Receivable Agreement liability. Production has continued to be adversely impacted during the second quarter of fiscal 2020 and we expect this to continue into the third quarter of fiscal 2020 and possibly beyond.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and will depend on various factors, including the duration and spread of the outbreak, its severity, the actions by governments, businesses and individuals in response to the situation, how the pandemic and measures taken in response to its impact demand for oil, the availability of personnel, equipment and services critical to our ability to operate our properties, and how quickly and to what extent normal economic and operating conditions can resume, each of which is highly uncertain and cannot be predicted. Moreover, if workers at one of our offices become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption. Further, if our vendors become unable to obtain necessary raw materials or components, we may incur higher supply costs or our vendors may be required to reduce service or production levels, either of which may negatively affect our financial condition or results of operations. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on our financial condition, liquidity, and future results of operations. Management continues to actively monitor the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Realized Prices

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as NGLs that are extracted from our natural gas during processing. The following table presents our average realized commodity prices before the effects of commodity derivative settlements:

	Three Months
	Ended March 31,
	2020	2019
Crude oil (per Bbl)	$44.84	$48.92
Natural gas (per Mcf)	$0.05	$0.85
NGLs (per Bbl)	$7.59	$15.26

The oil and natural gas industry is cyclical and commodity prices are highly volatile. As discussed above, the impact of the COVID-19 outbreak and the failure of OPEC+ to agree on oil production levels caused oil prices to decline significantly in the second half of March 2020. The impact of the lower oil prices led us to production curtailment and suspension of our drilling and completion activity and was the primary driver for the Company recording an impairment to proved property of $333.8 million as of March 31, 2020. If oil prices remain depressed for the remainder of 2020, it may further materially and adversely affect our business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower oil, natural gas and NGL prices may also reduce the borrowing base under our Amended and Restated Credit Agreement, which may be redetermined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. We entered into a forbearance agreement with the lenders under our Amended and Restated Credit Agreement on May 4, 2020, which postponed the scheduled redetermination of the borrowing base that was scheduled to occur on or about April 1, 2020. We expected such borrowing base redetermination to result in a borrowing base deficiency. Alternatively, higher oil, natural gas and NGL prices may result in significant losses being incurred on our commodity derivatives, which could cause us to experience net losses when oil and natural gas prices rise. We received low prices for our natural gas due to lower NYMEX gas prices and wider gas price differentials but because we receive revenue from NGLs, we have and may continue to produce and sell our natural gas at a low, or negative, realized sales price.

A 10% change in our realized oil, natural gas and NGL prices would have changed revenue by the following amounts for the periods indicated:

	Three Months
	Ended March 31,
	2020	2019
	(In thousands)
Oil sales	$5,775	$6,585
Natural gas sales	10	147
NGL sales	234	453
Total revenues	$6,019	$7,185

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

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. The following table shows the percentage each component contributed to total revenue:

	Three Months
	Ended March 31,
Commodity Revenues (1):	2020	2019
Oil sales	96%	92%
Natural gas sales	—	2
NGL sales	4	6
	100%	100%

(1)	The percentages exclude the effects of commodity derivatives.

Operational and Financial Highlights for the Three Months Ended March 31, 2020 and 2019

Production Results

The following table presents production volumes for our properties for the periods indicated:

	Three Months
	Ended March 31,
	2020	2019
Oil (MBbls)	1,288	1,346
Natural gas (MMcf)	1,921	1,739
NGLs (MBbls)	308	297
Total (MBoe)	1,916	1,933
Average daily net production (Boe/d)	21,055	21,478

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

We had a net current asset of $79.9 million and a net non-current asset of $60.8 million related to the following open commodity derivative instrument positions as of March 31, 2020:

	2020	2021	2022
Commodity derivative swaps
Oil:
Notional volume (Bbls) (1)(2)	760,000	—	—
Weighted average fixed price ($/Bbl)	$67.46	$—	$—
Natural gas:
Notional volume (MMBtu)	1,595,368	1,615,792	1,276,142
Weighted average fixed price ($/MMbtu)	$2.73	$2.79	$2.85

Commodity derivative three-way collars
Oil:
Notional volume (Bbls)	2,475,000	4,200,000	2,000,000
Weighted average ceiling price ($/Bbl)	$70.29	$60.40	$61.45
Weighted average floor price ($/Bbl)	$57.50	$54.49	$55.00
Weighted average sold put option price ($/Bbl)	$47.50	$45.51	$45.00

Crude oil basis swaps
Midland / Cushing:
Notional volume (Bbls)	3,905,000	4,200,000	2,100,000
Weighted average fixed price ($/Bbl)	$(0.85)	$0.49	$0.54

Argus WTI roll:
Notional volume (Bbls)	370,650	—	—
Weighted average fixed price ($/Bbl)	$0.40	$—	$—

NYMEX WTI roll:
Notional volume (Bbls)	2,102,752	—	—
Weighted average fixed price ($/Bbl)	$0.42	$—	$—

Natural gas basis swaps
EP Permian:
Notional volume (MMBtu)	1,617,388	—	—
Weighted average fixed price ($/MMBtu)	$(1.03)	$—	$—

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

If there were no changes in the forward curve market prices as of March 31, 2020, we would recognize a realized gain of $63.9 million in 2020, a realized gain of $54.8 million in 2021 and a realized gain of $22.0 million in 2022 related to our commodity derivatives. Our commodity derivative portfolio had a mark-to-market net asset value of approximately $125.8 million as of April 30, 2020. See Note 8 - Derivative Instruments in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our derivatives.

We utilize interest rate swaps to reduce our exposure to adverse fluctuations in LIBO rates on a portion of our revolving credit facility outstanding borrowings. The gains and losses on our interest rate swaps are recognized in interest expense. Entering into interest rate swaps allows us to mitigate, but not eliminate, the negative effects of increases in the LIBO rate, but reduces our ability to benefit from any decreases in the LIBO rate. We have interest rate swaps that extend through August 2022 on a notional amount of $150.0 million of our outstanding borrowings under our revolving credit facility at an average fixed rate of 1.721%. We had a net current liability of $2.1 million and a net non-current liability of $3.0 million related to our interest rate swaps as of March 31, 2020.

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

We periodically assesses whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets, including NOL carry forwards or carry backs. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of March 31, 2020, we had a full valuation allowance to offset our net deferred tax assets in excess of deferred tax liabilities because we believe it is more likely than not that our deferred tax will not be realized prior to their expiration due to uncertainty of the market, the significant decline in oil prices that began during the first quarter of 2020 and the Company having substantial doubt about its ability to continue as a going concern.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	Adjusted EBITDAX as defined under “Non-GAAP Financial Measure”; and

•	operating expenses on a per barrel of oil equivalent (“Boe”), as discussed in “Results of Operations.”

Non-GAAP Financial Measure

Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by our management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) before interest expense, net, income tax expense (benefit), DD&A, accretion, impairment of oil and natural gas properties, exploration costs, stock-settled stock-based compensation, (gains) losses on commodity derivatives excluding net cash receipts (payments) on settled commodity derivatives, (gains) losses from the disposition of property and equipment, (gains) losses on asset retirement obligation settlements and other non-cash operating items. Adjusted EBITDAX is not a measure of net income (loss) as determined by U.S. GAAP.

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

We have provided below a reconciliation of Adjusted EBITDAX to net income (loss), the most directly comparable U.S. GAAP financial measure.

	Three Months
	Ended March 31,
	2020	2019
	(In thousands)
Net loss	$(230,328)	$(104,072)
Interest expense, net	10,814	5,600
Income tax expense (benefit)	37,027	3,306
Depreciation, depletion, amortization and accretion	31,486	35,964
Impairment of oil and natural gas properties	333,840	—
Unrealized (gain) loss on commodity derivatives, net	(101,613)	103,548
Stock settled stock-based compensation	118	974
Exploration costs	13,720	1,255
(Gain) loss on disposition of property and equipment	18	9
Other non-cash (income) expense, net (1)	(54,060)	(81)
Adjusted EBITDAX	$41,022	$46,503

(1)	Includes a $53.6 million non-cash adjustment to our Tax Receivable Agreement liability.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average sales prices and volumes:

	Three Months Ended March 31,
	2020	2019	Change	Change %
	(Dollars in thousands, except price data)
Revenues:
Oil sales	$57,752	$65,853	$(8,101)	(12)%
Natural gas sales	104	1,474	(1,370)	(93)
NGL sales	2,338	4,533	(2,195)	(48)
Total revenues	$60,194	$71,860	$(11,666)	(16)%

Average sales price (1):
Oil (per Bbl)	$44.84	$48.92	$(4.08)	(8)%
Natural gas (per Mcf)	0.05	0.85	(0.80)	(94)
NGLs (per Bbl)	7.59	15.26	(7.67)	(50)
Total (per Boe)	$31.42	$37.18	$(5.76)	(15)%
Total, including effects of gain (loss) on settled
commodity derivatives, net (per Boe)	$35.86	$36.65	$(0.79)	(2)%

Net production:
Oil (MBbls)	1,288	1,346	(58)	(4)%
Natural gas (MMcf)	1,921	1,739	182	10
NGLs (MBbls)	308	297	11	4
Total (MBoe)	1,916	1,933	(17)	(1)%

Average daily net production volume:
Oil (Bbls/d)	14,154	14,956	(802)	(5)%
Natural gas (Mcf/d)	21,110	19,322	1,788	9
NGLs (Bbls/d)	3,385	3,300	85	3
Total (Boe/d)	21,055	21,478	(423)	(2)%

(1)	Excluding the effects of settled and unsettled commodity derivative transactions unless noted otherwise.

The decrease in total revenues was due to a decrease in average sales price and sales volume. The decrease in average sales price contributed to approximately $9.2 million of the decrease in total revenues and the decrease in sales volume contributed to approximately $2.5 million of the decrease to total revenues. The decrease in average sales price is primarily driven by lower benchmark commodity prices for oil, gas, and NGL. Our production remained relatively consistent period over period as we were able to bring on new production to offset declines in more mature wells. We have halted all drilling and completion activities so we expect to see production decline throughout 2020.

Operating expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	Change %
	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$12,095	$9,635	$2,460	26%
Production taxes and ad valorem taxes	3,759	4,238	(479)	(11)
Gathering and transportation	1,371	2,361	(990)	(42)
Depreciation, depletion, amortization and accretion	31,486	35,964	(4,478)	(12)
Impairment of oil and natural gas properties	333,840	—	333,840	100
Exploration costs	13,720	1,255	12,465	993
General and administrative, excluding stock-based compensation	10,602	8,044	2,558	32
Stock-based compensation	18	1,011	(993)	(98)
Loss on disposition of property and equipment	18	9	9	100
Total operating expenses	$406,909	$62,517	$344,392	551%
Operating expenses per Boe:
Lease operating expenses	$6.31	$4.98	$1.33	27%
Production taxes and ad valorem taxes	1.96	2.19	(0.23)	(11)
Gathering and transportation	0.72	1.22	(0.50)	(41)
Depreciation, depletion, amortization and accretion	16.43	18.61	(2.18)	(12)
Impairment of oil and natural gas properties	174.24	—	174.24	100
Exploration costs	7.16	0.65	6.51	1,002
General and administrative, excluding stock-based compensation	5.53	4.16	1.37	33
Stock-based compensation	0.01	0.52	(0.51)	(98)
Loss on disposition of property and equipment	0.01	—	0.01	100
Total operating expenses per Boe	$212.37	$32.33	$180.04	557%

Lease operating expenses (“LOE”). LOE for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. The increase in LOE per Boe rate contributed to approximately $2.5 million of the increase in LOE partially offset by a decrease of less than $0.1 million related to a decrease in sales volume. Our LOE per Boe rate increased due to higher workovers, repair and maintenance activity, and equipment rentals utilized for gas lift for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Production and ad valorem taxes. Production taxes for the three months ended March 31, 2020 decreased by $0.7 million, or 21%, compared to the three months ended March 31, 2019. Production taxes are primarily based on the market value of our wellhead production. The decrease was primarily due to a decrease in total revenues. Our total revenues decreased by 16% and production taxes decreased by 21%. Production taxes as a percentage of total revenues were 4.6% and 4.9% for the three months ended March 31, 2020 and 2019, respectively. Ad valorem taxes for the three months ended March 31, 2020 increased by $0.2 million compared to the three months ended March 31, 2019 due to an increase in producing wells.

Gathering and transportation (“G&T”). G&T for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019. Approximately $0.7 million of the decrease in G&T is primarily related to oil transportation costs in Loving County. During the three months ended March 31, 2020, control of our oil production in Loving County transferred to the customer at the lease and oil transportation costs were netted against revenue in accordance with ASC 606. During the three months ended March 31, 2019, control of our oil production in Loving County transferred to the customer at a delivery point downstream from the lease and the transportation costs to transport the oil production from the lease to the delivery point were recorded to G&T. The remaining decrease to G&T primarily relates to a lower realized G&T per Boe rate.

Depreciation, depletion, amortization and accretion expense (“DD&A”).  See the following table for a breakdown of DD&A:

	Three Months Ended March 31,
	2020	2019	Change	Change %
	(In thousands, except per Boe data)
Components of DD&A and Accretion
Depreciation, depletion and amortization of oil and gas properties	$30,933	$35,567	$(4,634)	(13)%
Depreciation of other property and equipment	336	207	129	62
Accretion expense	217	190	27	14
	$31,486	$35,964	$(4,478)	(12)%

DD&A and Accretion per Boe
Depreciation, depletion and amortization of oil and gas properties	$16.14	$18.40	$(2.26)	(12)%
Depreciation of other property and equipment	0.18	0.11	0.07	64
Accretion expense	0.11	0.10	0.01	10
Total DD&A and Accretion per Boe	$16.43	$18.61	$(2.18)	(12)%

The decrease in DD&A for our oil and gas properties was due to a decrease in DD&A per Boe (“DD&A Rate”) and sales volume. The decrease in the DD&A Rate contributed to approximately $4.3 million of the decrease in DD&A for our oil and natural gas properties and the decrease in sales volume contributed to approximately $0.3 million of the decrease to DD&A for our oil and gas properties. The DD&A Rate was lower for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to adding only drilling and completion costs related to the proved reserves added at March 31, 2020, whereas during the three months ended March 31, 2019 a higher level of infrastructure costs were being added to the depletion group without associated proved reserves being added.

Impairment of oil and natural gas properties. Impairment of oil and natural gas properties for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. As a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices, and the removal of proved undeveloped reserves due us having substantial doubt about our ability to continue as a going concern, we recorded impairment expense of $333.8 million to its proved oil and gas properties for the three months ended March 31, 2020. We did not have any impairments to proved property during the three months ended March 31, 2019.

Exploration costs. Exploration costs for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. During March 2020, we announced that we halted our drilling and completion activity and as a result we expect to lose a portion of our undeveloped acreage through lease expirations, which led to us recording an impairment to unproved property of approximately $12.8 million. We did not have any impairments to unproved property during the three months ended March 31, 2019.

General and administrative, excluding stock-based compensation (“G&A”). G&A for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. As a result of the reduction of 52 full-time employees as announced on March 26, 2020, we recorded an accrual for severance payments of approximately $3.3 million. This increase was partially offset by a decrease in our short-term incentive bonus accrual of approximately $1.3 million. We implemented a new bonus incentive program in April 2020 and therefore no expense was record during the first quarter of 2020.

Stock-based compensation. Stock-based compensation for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 primarily due to forfeitures. Because we account for forfeitures as they occur by reversing compensation cost previously recognized and associated with unvested awards when the award is forfeited, we expect volatility in our stock-based compensation. Stock-based compensation expense decreased significantly during the three months ended March 31, 2020 due to forfeitures related to the reduction of 52 full-time employees announced on March 26, 2020 and other employee departures in the quarter.

Other income and expenses. The following table summarizes our other income and expense for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	Change %
	(In thousands)
Other income (expense):
Interest expense, net	$(10,814)	$(5,600)	$(5,214)	93%
Gain (loss) on commodity derivative instruments, net	110,120	(104,571)	214,691	(205)
Other income, net	54,108	62	54,046	87,171
Total other income (expense), net	$153,414	$(110,109)	$263,523	(239)%

Interest expense, net. Interest expense, net for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. In July 2019, we entered into interest rate swaps that extend through August 2022 on a portion of our outstanding borrowing under our revolving credit facility. The increase in interest expense for the three months ended March 31, 2020 primarily relates to an unrealized mark-to-market loss of approximately $4.5 million on our interest rate swaps. In addition, the interest expense related to our revolving credit facility increased by $0.5 million during the three months ended March 31, 2020 compared to the same period in 2019 as a result of an increase in borrowings outstanding.

Gain (loss) on commodity derivative instruments, net. Net gains and losses on our commodity derivatives are a function of fluctuations in the underlying commodity prices versus fixed hedge prices, time decay associated with options and the monthly settlement of the instruments. The total net gain for the three months ended March 31, 2020 is comprised of net gains of $8.5 million on cash settlements and net gains of $101.6 million on mark-to-market adjustments on unsettled positions. The total net loss for the three months ended March 31, 2019 is comprised of net losses of $1.0 million on cash settlements and net losses of $103.5 million on mark-to-market adjustments on unsettled positions.

Other income, net. Other income, net for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. The increase is primarily related to our revaluation of the Tax Receivable Agreement liability, which resulted in an adjustment of $53.6 million. We account for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies. Due to the uncertainty of the market, the significant decrease in oil prices that began during the first quarter of 2020 and having substantial doubt about our ability to continue as a going concern, it is not probable that we will have sufficient future taxable income to utilize all the tax benefits generated from the Tax Receivable Agreement.

Capital Requirements and Sources of Liquidity

Outlook

Considering the expected Chapter 11 Filings and the current environment for the oil and natural gas industry, our goals in 2020 are to (1) expeditiously emerge from the Chapter 11 Filings and (2) minimize production declines and operating costs through efficient operations.

Chronology of Events and Going Concern Assessment

On January 30, 2020, the WHO announced a global health emergency because the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

In addition, in March 2020, members of OPEC failed to agree on oil production levels, which is expected to result in an increased supply of oil and has led to a substantial decline in oil prices and an increasingly volatile market. The Company has certain commodity derivative instruments in place to mitigate the effects of such price declines as detailed in Note 8 - Derivative Instruments; however, the derivatives will not entirely mitigate lower oil prices. The depressed pricing environment led the Company to halt its drilling and completion activities.

On March 19, 2020, we announced that we had fully drawn the available capacity under our revolving credit facility, pursuant to the Amended and Restated Credit Agreement. The draw was a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets and commodity prices. The draw brought our total outstanding principal under the Amended and Restated Credit Agreement to $340 million as of March 31, 2020.

On March 23, 2020, we received a letter from Nasdaq indicating that for the 30 consecutive business days ending March 20, 2020, the bid price of our Class A Common Stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance by meeting the continued listing standard, which was extended by Nasdaq in light of market conditions resulting from the COVID-19 pandemic to December 3, 2020.

In March 2020, in response to the substantial decrease in crude oil prices resulting from COVID-19 and the adverse effects on our financial condition as a result thereof, we halted all drilling and completion activity, which has resulted in a reduction in anticipated production and cash flows. Our future cash flows from operations are subject to a number of variables, including uncertainty in forecasted commodity pricing and production, redetermined borrowing base capacity after the forbearance expires, which may be significantly reduced, and our ability to reduce costs. We may generate additional funds through (i) monetization of our commodity derivatives, subject to any required approval from lenders (ii) the sale of non-core assets and (iii) other sources of capital. We may not accomplish any of these alternatives on acceptable terms or at all.

On April 1, 2020, we received a default notice from the agent under the Note Purchase Agreement, advising that the Identified Default had occurred.

On April 2, 2020, we received a default notice from JPMorgan Chase Bank, N.A., as agent under the Amended and Restated Credit Agreement, advising us that Rosehill Operating had failed to deliver or file certain of its or our audited financial statements without a “going concern” or like qualification or exception by March 30, 2020, as required pursuant to Section 8.01(a) of the Amended and Restated Credit Agreement, as well as the accompanying certificates and reports contemplated by Sections 8.01(c), (d), (e) and (m) of the Amended and Restated Credit Agreement. The default notice served as notice that the lenders deemed such failure to be a Default (as defined in the Amended and Restated Credit Agreement) under Section 10.01(e) of the Amended and Restated Credit Agreement.

On April 15, 2020, we did not declare or pay the Series B Preferred Stock Dividend that was due on that day. In order to make a dividend payment, our Amended and Restated Credit Agreement requires that our borrowings outstanding be 20% less than the committed borrowing capacity in place at the time of a dividend payment. We were prohibited from declaring the Series B Preferred Stock Dividend due to insufficient borrowing capacity under the Amended and Restated Credit Agreement. As a result, the dividend rate of the Series B Preferred Stock Dividend increased to 12% per annum until such a time as dividends are fully paid and current, at which time the dividend rate will revert back to 10% per annum. If we fail to pay the Series B Preferred Stock Dividend for nine consecutive months, the holders of the Series B Preferred Stock may elect to seek redemption of all or a portion of the Series B Preferred Stock, which redemption amount was approximately $195.2 million had the full redemption occurred as of March 31, 2020. We do not expect to be able to pay dividends on the Series B Preferred Stock within the nine consecutive months following April 15, 2020; as such, we expect the Series B Preferred Stock would be redeemable at the holders’ option after that time. If the full redemption had occurred as of March 31, 2020, the redemption amount would have been approximately $195.2 million.

On April 29, 2020, we received a default notice from the agent under the Note Purchase Agreement, advising that, in addition to the Identified Default, the Identified Event of Default had occurred.

On April 29, 2020, the New Rosehill Entities were dissolved pursuant to their organizational documents and the Delaware Limited Liability Company Act.

On May 4, 2020, we entered into the Forbearance Agreement with the lenders under the Amended and Restated Credit Agreement. As a condition to the forbearance, Rosehill Operating made a $20 million payment on the amounts outstanding under the Amended and Restated Credit Agreement. Under the Forbearance Agreement, the periodic redetermination of the borrowing base that was scheduled to occur on or about April 1, 2020, which we expected to result in a borrowing base deficiency, was postponed throughout the forbearance period, and the lenders agreed not to accelerate the amounts owed under the Amended and Restated Credit Agreement as a result of certain existing and anticipated Events of Default during the forbearance period. During the forbearance period, the lenders have no obligation to make any further loans under the Amended and Restated Credit Agreement. In addition, the Forbearance Agreement requires us to comply with certain other provisions, including that within 25 days of entering into the Forbearance Agreement, we and certain stakeholders agree in principle to the Restructuring Term Sheet and within 40 days of entering into the Forbearance Agreement, we and those certain stakeholders enter into an RSA, which shall provide for a restructuring under Chapter 11 of the U.S. Bankruptcy Code. The Forbearance Agreement will terminate on July 3, 2020 unless terminated earlier under these provisions. The dates by which the Company and certain stakeholders were required to agree in principle to the Restructuring Term Sheet and enter into the RSA were subsequently extended pursuant to certain letter agreements between us, Rosehill Operating and the lenders under the Amended and Restated Credit Agreement. As a condition to such letter agreements, we and Rosehill Operating agreed that all settlement payments and other net cash proceeds received in respect of any swap agreement be applied to the prepayment of the Borrowings then outstanding under the Amended and Restated Credit Agreement.

On May 8 and 19, 2020, we received separate notices from the agent under the Note Purchase Agreement, advising us of the Identified Events of Default and that the holders reserved all of their rights, powers, privileges and remedies under the Note Purchase Agreement, and asserted a right to an additional 2% interest on the amounts outstanding under the Note Purchase Agreement.

We did not provide the lenders under the Amended and Restated Credit Agreement and the Note Purchase Agreement with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constituted a default under the Amended and Restated Credit Agreement and the Note Purchase Agreement. The Amended and Restated Credit Agreement and the Note Purchase Agreement each give us a 30-day cure period before it becomes an event of default under the respective agreement. However, we were unable to satisfy these requirements within the cure period. As such, this represents an event of default under the Amended and Restated Credit Agreement and Note Purchase Agreement.

Due to the matters noted above, debt outstanding under the Amended and Restated Credit Agreement and the Second Lien Notes have been reflected as current in the accompanying condensed consolidated balance sheet as of March 31, 2020.

On June 30, 2020, we entered into the RSA with the stakeholders named therein, pursuant to which we expect to file for protection under Chapter 11 of the Bankruptcy Code to effect consummation of the Plan. Please read Note 20 - Subsequent Events for more details.

These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Sources of Capital

Our activities require us to make significant operating, investing and financing expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our revolving credit agreement, financing entered into in connection with acquisitions (such as the issuance of the Series B Preferred Stock and Second Lien Notes), proceeds from the sale of assets, and proceeds from issuance of equity securities. Many of these sources are not currently available to us. As of

March 31, 2020, we had no availability under our revolving credit agreement. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to finance the capital expenditures necessary to operate our producing properties, recommence or execute on our drilling and completion program or complete acquisitions that may be favorable to us.

In March 2020, we announced that we halted all drilling and completion activity. We review our capital expenditure forecast periodically to assess changes in current and projected cash flows, liquidity, debt requirements and other factors. The suspension of our drilling and completion activity has resulted and will continue to result in a reduction in anticipated production and cash flows. Moreover, the recent significant decline in oil prices has further adversely impacted cash flows and this is expected to continue until commodity prices recover, the timing and extent of which is uncertain. Because we have curtailed our drilling and completion program, we expect to lose a portion of our acreage through lease expirations, which led to us recording an impairment to unproved property of approximately $12.8 million.

Because we are the operator of a high percentage of our acreage, the timing and level of our capital spending is largely discretionary and within our control. As evidenced by the suspension of our drilling and completion program commencing in late March 2020, we could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, will result in a reduction in anticipated production and cash flows.

Following the Chapter 11 Filings, we and Rosehill Operating (together, the “Debtors”) expect to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Filings will automatically enjoin or stay the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Under the Plan, we intend to ask the Bankruptcy Court to grant certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorization to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. In connection with the Chapter 11 proceedings, under the terms of the RSA, we expect to enter into the DIP Credit Agreement, if approved by the Bankruptcy Court.

Despite the liquidity that may be provided by the DIP Credit Agreement, our ability to maintain normal credit terms with our suppliers and vendors may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future.

In addition to the cash requirements to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the RSA and expect that we will continue to incur significant fees and costs throughout the Chapter 11 proceedings.

Even if we obtain financing under the DIP Credit Agreement, we cannot state with certainty that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings or that we will be able to confirm a Plan with the Bankruptcy Court that allows us to emerge from bankruptcy. In addition, we will be required to comply with the covenants and conditions of our DIP Credit Agreement in order to continue to access borrowings thereunder.

If the Chapter 11 Filings are not completed or the Plan is not consummated within the timeframe expected, we do not expect to have sufficient liquidity to fund capital expenditures. The Chapter 11 Filings will constitute an Event of Default under our credit agreement and Second Lien Notes and the delisting of our Class A Common Stock will constitute an Event of Default under our Second Lien Notes. After the Chapter 11 Filings, the creditors will be stayed from taking any action against the Company as a result of an event of default but these creditors or other stakeholders may engage in disputes or bring litigation that would increase the costs of the restructuring or Chapter 11 Filings.

Working Capital

We define working capital as current assets less current liabilities. At March 31, 2020 and December 31, 2019, we had a working capital deficit of $312.8 million and a deficit of $19.1 million, respectively. The deficit was primarily due to the amounts outstanding under the Amended and Restated Credit Agreement and the Note Purchase Agreement being classified as a current liability.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$44,583	$51,373
Net cash used in investing activities	(45,314)	(74,780)
Net cash provided by financing activities	76,049	8,902
Net decrease in cash and cash equivalents	$75,318	$(14,505)

Analysis of Cash Flow Changes for the Three Months Ended March 31, 2020 and 2019

Operating activities. Net cash provided by operating activities is primarily driven by the changes in commodity prices, operating expenses, production volumes and associated changes in working capital. The decrease in net cash provided by operating activities of $6.8 million was primarily due to a decrease in revenues of $11.7 million, an increase in cash related expenses which decreased our operating cash flows of $5.6 million and a decrease in our loss on hedge settlements which increased our operating cash flows of $10.4 million.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2020 included $45.2 million attributable to the development of oil and natural gas properties and $0.1 million for additions to other property and equipment. Net cash used in investing activities for the three months ended March 31, 2019 included $75.8 million attributable to the development of oil and natural gas properties and $0.1 million for additions to other property and equipment, all of which was partially offset by the deposit received for the sale of our oil and gas properties located in Lea County, New Mexico in the amount of $1.1 million.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 primarily consisted of borrowings of $96.0 million under our Amended and Restated Credit Agreement partially offset by $16.0 million of repayments on our Amended and Restated Credit Agreement, and $4.0 million of dividend payments. Net cash provided by financing activities for the three months ended March 31, 2019 primarily consisted of net borrowings of $13.0 million under our Amended and Restated Credit Agreement partially offset by $3.4 million of dividend payments and $0.6 million of debt issuance costs.

Debt Agreements and Redeemable Preferred Stock

Amended and Restated Credit Agreement. On March 28, 2018, Rosehill Operating and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, entered into the Amended and Restated Credit Agreement to refinance and replace Rosehill Operating’s previous credit facility (the “Previous Credit Facility”). Pursuant to the terms and conditions of the Amended and Restated Credit Agreement, Rosehill Operating’s line of credit and a letter of credit facility increased from up to $250 million under the Previous Credit Facility to up to $500 million under the Amended and Restated Credit Agreement, subject to a borrowing base that is determined semi-annually by the lenders based upon Rosehill Operating’s financial statements and the estimated value of its oil and gas properties, in accordance with the lenders’ customary practices for oil and gas loans. The redeterminations occur on April 1 and October 1 of each year. We both have the right to one interim unscheduled redetermination of the borrowing base between any two successive scheduled redeterminations. The borrowing base is scheduled to be automatically reduced upon the issuance or incurrence of debt under senior unsecured notes or upon Rosehill Operating’s or any of its subsidiaries’ disposition of properties or liquidation of hedges in excess of certain thresholds. We made a $74 million draw on March 19, 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets and commodity prices. After giving effect to this draw, our total outstanding borrowings under the Amended and Restated Credit Agreement was $340 million and we had no additional capacity.

Please read Chronology of Events and Going Concern Assessment within this MD&A section for details on the following items under the Amended and Restated Credit Agreement: (i) the RSA and the Forbearance Agreement, (ii) event of default related to the delivery of audited financial statements (without a going concern qualification), (iii) the letter from Nasdaq regarding the Company’s stock price trading below the minimum bid price requirement for continued listing and (iv) restrictions on cash distributions on its Series A Preferred Stock and Series B Preferred Stock.

The Amended and Restated Credit Agreement requires Rosehill Operating to deliver unaudited financial statements to the lenders within 45 days after the end of each fiscal quarter. We can satisfy this requirement by filing our unaudited financial statements with the SEC within 45 days after the end of each fiscal quarter. We failed to provide the lenders with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constitutes a default under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement gives us a 30-day cure period before it becomes an event of default that will allow the lenders to require us to pay a portion or all amounts outstanding. However, we were unable to satisfy these requirements within the cure period. As such, this represented an event of default under the Amended and Restated Credit Agreement.

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

We were in compliance with all financial ratios in the Amended and Restated Credit Agreement for the measurement period ended March 31, 2020. If we are not able to generate additional funds or if oil prices do not improve significantly, we will not be able to comply with our current ratio and leverage ratio covenant under the Amended and Restated Credit Agreement in future periods.

The Chapter 11 Filings will constitute an Event of Default under our Amended and Restated Credit Agreement. The lenders are subject to a forbearance under the RSA and, after the Chapter 11 Filings, will be stayed from taking any action against the Company as a result of an event of default under the Amended and Restated Credit Agreement.

For additional information regarding our Amended and Restated Credit Agreement, see Note 13 - Long-term Debt, net in the condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Second Lien Notes. On December 8, 2017, Rosehill Operating issued and sold $100,000,000 in aggregate principal amount of 10.00% Senior Secured Second Lien Notes due January 31, 2023 to EIG under and pursuant to the terms of the Note Purchase Agreement (as amended by the Limited Consent and First Amendment to Note Purchase Agreement, dated as of March 28, 2018, the “Note Purchase Agreement”), among Rosehill Operating and us, the Holders and U.S. Bank National Association, as agent and collateral agent on behalf of the Holders. The Second Lien Notes were issued and sold to the Holders in a private placement exempt from the registration requirements under the Securities Act.

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

The Note Purchase Agreement requires Rosehill Operating to maintain a leverage ratio, which is the ratio of the sum of all of Rosehill Operating’s Total Debt to Annualized EBITDAX (as such terms are defined in the Note Purchase Agreement) for the four fiscal quarters then ended, of not greater than 4.00 to 1.00. We were in compliance with the leverage ratio for the measurement period ended March 31, 2020. If we are not able to generate additional funds or if oil prices do not improve significantly, we will not be able to comply with our leverage ratio covenant under the Note Purchase Agreement in future periods. Please read Chronology of Events and Going Concern Assessment within this MD&A section for details on the event of default related to the delivery of audited financial statements (without a going concern qualification).

The Note Purchase Agreement requires us to deliver unaudited financial statements to the lenders within 45 days after the end of each fiscal quarter. We can satisfy this requirement by filing unaudited financial statements of Rosehill Resources with the SEC within 45 days after the end of each fiscal quarter. We failed to provide the lenders with unaudited financial statements and other required certificates and operating reports within 45 days after March 31, 2020, which constituted a default under the Note Purchase Agreement. The Note Purchase Agreement gives us a 30-day cure period before it becomes an event of default that will allow the lenders to require us to redeem a portion or all of the notes outstanding. However, we were unable to able to satisfy these requirements within this cure period. As such, this represented an event of default under the Note Purchase Agreement.

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

The Chapter 11 Filings and the delisting of our Class A Common Stock will constitute Events of Default under our Second Lien Notes. The holders of the Second Lien Notes are subject to a forbearance under the RSA and, after the Chapter 11 Filings, will be stayed from taking any action against the Company as a result of an event of default under the Second Lien Notes.

Series B Preferred Stock. On December 8, 2017, in connection with the White Wolf Acquisition, we entered into the Series B Preferred Stock Agreement to issue 150,000 shares of our Series B Preferred Stock, for an aggregate purchase price of $150.0 million, less transaction costs, advisory and up-front fees of approximately $10.0 million to certain private funds and accounts managed by EIG.

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by our Board or a designated committee of the Board, cumulative dividends in cash, at a rate of 10.00% per annum on the $1,000 liquidation preference per share of Series B Preferred Stock, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2018. Our Amended and Restated Credit Agreement restricts our cash distributions to an amount not to exceed $25.0 million on our Series B Preferred Stock in any fiscal year. Such distributions on our Series B Preferred Stock can only be made so long as both before and immediately following such distributions, (i) we are not in any default under our Amended and Restated Credit Agreement, (ii) our unused borrowing capacity is equal to or greater than 20% of the committed borrowing capacity and (iii) our ratio of Total Debt to EBITDAX is not greater than 3.5 to 1.0. Based on the default and lack of unused borrowing capacity under our Amended and Restated Credit Agreement, we were restricted from paying dividends on our Series B Preferred Stock and therefore did not declare and pay cash dividends on our Series B Preferred Stock that were due April 15, 2020. Failure to pay dividends on the Series B Preferred Stock results in the following:

•
Upon the occurrence of not paying a dividend, the dividend rate will increase to 12% per annum and will remain at 12% per annum until all applicable quarterly dividends have been fully paid and are current, at which time a dividend rate of 10% per annum will once again apply.

•
Upon the occurrence of not paying a dividend with respect to three out of any four consecutive quarters or failing to pay a dividend six times (whether or not consecutive) at anytime the Series B Preferred Stock is outstanding will entitle the holders of the Series B Preferred Stock to a seat on the Board of Directors and the right to approve (a) all indebtedness by us if such indebtedness would cause our Leverage Ratio (as defined in the Series B Certificate of Designation) to exceed 3.25 to 1.00, (b) any budget or budget amendments and (c) any capital expenditures in excess of $0.5 million.

•
Upon the occurrence of not paying a dividend for a period of nine months consecutive months, the holders of the Series B Preferred Stock may elect to cause us to redeem all or a portion of the Series B Preferred Stock.

Holders of the Series B Preferred Stock have no voting rights, but have certain consent rights with respect to the taking of certain corporate actions by us. Upon our voluntary or involuntary liquidation, winding-up or dissolution, each holder of Series B Preferred Stock will be entitled to receive the Base Return Amount (as defined in the Series B Preferred Stock Agreement) plus accrued and unpaid dividends.

In addition to the 10.00% per annum cumulative dividend holders of the Series B Preferred Stock are entitled to receive, upon redemption of the Series B Preferred Stock, a guaranteed base return on the initial 150,000 shares purchased in an amount equal to (x) $1,500 per share of Series B Preferred Stock and (y) an amount necessary to achieve the Base Return Amount with respect to such shares of Series B Preferred Stock, minus all dividends paid on shares of Series B Preferred Stock, including dividends paid-in-kind, and minus up-front fees incurred at issuance of the Series B Preferred Stock. The shares of Series B Preferred Stock are redeemable at the election of the holders on or after December 8, 2023 and upon certain conditions and at any time at our option. As the holders of Series B Preferred Stock have an option to redeem the Series B Preferred Stock at a future date, the Series B Preferred Stock is included in temporary, or “mezzanine” equity, between total liabilities and stockholders’ equity on the Condensed Consolidated Balance Sheets.  The Series B Preferred Stock, while not currently redeemable at the option of the holders, is remeasured each reporting period by accreting the initial value to the estimated redemption value that will achieve a 16% IRR on December 8, 2023 when the Series B Preferred Stock is redeemable in whole or in part at the election of the holders of Series B Preferred Stock. The accretion is considered a deemed dividend, which increases the carrying value of the Series B Preferred Stock on the Condensed Consolidated Balance Sheets and is included within preferred dividends on the Condensed Consolidated Statements of Operations. If the Series B Preferred Stock would have been redeemed on March 31, 2020, the Base Return Amount was approximately $195.2 million, which was higher than the redemption amount accrued, and will be reduced by subsequent dividend payments. Any redemption must be made out of funds legally available therefor.

In the event of a Change of Control (which includes failure to maintain the listing of our Class A Common Stock on a national securities exchange), we shall redeem in cash all of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount and all Series B PIK Shares at the purchase price of $1,000 per share. We assessed the Change of Control feature and determined that the redemption of the outstanding shares of Series B Preferred Stock, excluding Series B PIK Shares, for a price per share equal to the Base Return Amount was an embedded derivative that required bifurcation and was accounted for at fair value. Because we recorded the Series B Preferred Stock at its current redemption value as of March 31, 2020, there was no value attributed to the bifurcated embedded derivative. On March 23, 2020, we received a letter from Nasdaq indicating that for the 30 consecutive business days ending March 20, 2020, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance by meeting the continued listing standard. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day period. In April 2020, we were notified by Nasdaq that it had tolled the compliance period from April 16, 2020 through June 30, 2020, in light of market conditions resulting from the COVID-19 pandemic. Since we had 156 calendar days remaining in our compliance period as of April 16, 2020, we will still have 156 calendar days from July 1, 2020, or until December 3, 2020, to regain compliance. We cannot guarantee that we will be able to maintain listing of our Class A Common Stock, Class A Common Stock Public Units, or Public Warrants on The Nasdaq Capital Market.

The delisting of our Class A Common Stock will constitute Events of Default under our Series B Preferred Stock, but, after the Chapter 11 Filings, the holders will be stayed from taking any action against the Company as a result of an event of default under the Series B Preferred Stock.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management’s judgment. Our more significant policies and estimates include:

•	Successful efforts method of accounting for oil and natural gas activities

•	Impairment of oil and natural gas properties

•	Depreciation, depletion and amortization for oil and gas properties

•	Oil and natural gas reserve quantities

•	Commodity derivative instruments

•	Asset retirement obligations

•	Income Taxes

•	Tax Receivable Agreement

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

Item 4. Internal Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed below, in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 1A. Risk Factors,” and in our Current Report on Form 8-K on May 15, 2020, which risks could materially affect our business, financial condition or future results. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results or enhance the adverse impact of the risks known to us.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy. Termination of the RSA may have a material adverse effect.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as completing the Chapter 11 Filings by July 15, 2020 and confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties many of which are beyond our control. The RSA contains a number of termination events, the occurrence of which would give certain parties to the RSA the right to terminate the agreement. Should a termination event occur, all obligations of the parties to the RSA will terminate. If a termination occurs prior to the Chapter 11 Filings, then our lenders and noteholders could exercise remedies for Events of Default (as defined in the respective agreements), including accelerating debt, sweeping cash and foreclosing on our assets, and we may be forced to file for protection under Chapter 11 without a plan, which would have a material adverse effect on our liquidity and may result in the first lien lenders’ causing a sale or liquidation of the Company. During the Chapter 11 proceedings, a termination of the RSA may result in the loss of support for the Plan, which would adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that we could achieve a restructuring alternative and our Chapter 11 proceedings could become protracted or terminate, which would have a material adverse effect on our liquidity and ability to continue as a going concern.

If we make the Chapter 11 Filings, then we will be subject to the risks and uncertainties associated with Chapter 11 proceedings.

Under the terms of the RSA, we plan to file voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on or before July 15, 2020. For the duration of the Chapter 11 proceedings,

•	our business and operations will be subject to various risks, including but not limited to the following:

•	our ability to develop, file and complete the Plan;

•	our ability to obtain Bankruptcy Court, creditor and regulatory approval of the Plan in a timely manner;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 cases in general;

•	risks associated with third party motions in the Chapter 11 cases, which may interfere with our business operations or our ability to propose and/or complete the Plan;

•	increased costs related to the Chapter 11 cases and related litigation;

•	our limited liquidity and ability to consummate and access financing under the DIP Credit Agreement;

•	a loss of, or a disruption in the goods or services received from, suppliers, contractors or service providers with whom we have commercial relationships;

•
potential increased difficulty in retaining and motivating our key employees and senior management through the process of reorganization, and potential increased difficulty in attracting new employees; and

•	significant time and effort required to be spent by our management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 proceedings that may be inconsistent with our plans, including litigation challenging the Plan or termination of the RSA. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. The longer the duration of the Chapter 11 proceedings, the greater the risk that we will not have sufficient liquidity to continue as a going concern until the Plan is consummated. In addition, disputes and litigation will increase the cost of the proceedings, which will further increase the risk the DIP Credit Agreement does not provide sufficient liquidity for the Company to continue without seeking alternatives inconsistent with the RSA and the Plan, including a sale (which we would not currently expect to be successful) or liquidation, which would have a material adverse effect on the Company.

Because of the risks and uncertainties associated with Chapter 11 cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 cases may have on our corporate or capital structure.

If we make the Chapter 11 Filings, we may not be able to obtain confirmation of our Plan and our emergence from the Chapter 11 cases is not assured.

There can be no assurance that the Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, that we will receive the requisite votes to confirm the Plan, and we may have to defend against objections to confirmation of the Plan from the various parties in interest in the Chapter 11 cases. As such, we cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the Plan. Any objection may cause us to devote significant resources to respond to and defend against such objection, which could have an adverse effect on our business, financial condition and results of operations. In addition, the DIP Credit Agreement, if approved by the Bankruptcy Court, may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP Credit Agreement in accordance with the terms of the definitive documents governing such financing.

If the Plan is not confirmed by the Bankruptcy Court, or if cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, it is uncertain whether we would be able to reorganize our business. The amount of distributions that will be available to our creditors and other holders of claims against and interests in us and our businesses, including holders of secured claims, in connection with our reorganization and consummating a plan of reorganization is uncertain. We likely would incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, or additional financing, which may not be supported by certain of our stakeholders. If we were unable to develop a feasible alternative plan of reorganization, or if we were unable to maintain access to the DIP Credit Agreement as currently contemplated and were unable to obtain any additional financing that may be necessary to operate our businesses during the Chapter 11 cases, it is possible that we would have to liquidate a portion or all of our assets, in which case it is likely that holders of claims would receive substantially less favorable distributions than they would receive if we were to emerge as a viable, reorganized business.

Our historical financial information may not be indicative of our future financial performance.

During the pendency of the Chapter 11 cases, we expect our financial results may be volatile as asset impairments and dispositions, and certain other restructuring activities may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the Petition Date. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, as a result of revisions to our operating plans pursuant to a plan of reorganization. Moreover, if we emerge from Chapter 11, we may be required to adopt fresh-start accounting. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh-start accounting is required, our financial results after the application of fresh-start accounting may be materially different from historical trends.

Trading in our securities is highly speculative and poses substantial risks. We expect that the existing Class A Common Stock, Class A Common Warrants and Class A Common Units of the Company will be extinguished.

The Plan, as outlined in the RSA, provides that loans under our Amended and Restated Credit Agreement, our outstanding Second Lien Notes, claims under our Tax Receivable Agreement, and the Series A Preferred Stock and Series B Preferred Stock will be converted into equity of the reorganized Company and that the existing common equity of the Company will be extinguished for no consideration upon the Company’s emergence from Chapter 11. Even if the Plan is confirmed as currently outlined, the value of any securities that are currently issued and outstanding is highly speculative. The stock prices of our Class A Common Stock and other securities are expected to decline substantially in connection with the Chapter 11 proceedings and delisting the securities from Nasdaq and the Chapter 11 Filings. Investors may lose all or some of their investment.

The pursuit of the RSA and the Chapter 11 cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the RSA process and the Chapter 11 cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 cases are protracted.

During the pendency of the Chapter 11 cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability execute the objectives of our business, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Even if we make the Chapter 11 Filings, in certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Even if we make the Chapter 11 Filings and consummate the Plan, we may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	n/a	n/a
February 1, 2020 - February 29, 2020	—	—	n/a	n/a
March 1, 2020 - March 31, 2020	82,449	0.31	n/a	n/a
Total Q1 - 2020	82,449	$0.31	n/a	n/a

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Third Amended and Restated Certificate of Incorporation of Rosehill Resources Inc.
3.2	Certificate of Designation for the Series A Preferred Stock of Rosehill Resources Inc. (1)
3.3	Amended and Restated Bylaws of Rosehill Resources Inc. (1)
3.4	Certificate of Designations for the Series B Preferred Stock of Rosehill Resources Inc. (2)
10.1
Forbearance Agreement, dated May 4, 2020, among the Company, Rosehill Operating, the financial institutions party thereto as lenders and constituting not less than the Required Lenders and JP-Morgan. (3)

10.2	Letter Agreement, dated May 29, 2020, among the Company, Rosehill Operating, the financial institutions party thereto as lenders and constituting not less than the Required Lenders and JPMorgan. (4)
10.3	Letter Agreement, dated June 5, 2020, among the Company, Rosehill Operating, the financial institutions party thereto as lenders and constituting not less than the Required Lenders and JPMorgan. (5)
10.4	Letter Agreement, dated June 12, 2020, among the Company, Rosehill Operating, the financial institutions party thereto as lenders and constituting not less than the Required Lenders and JPMorgan. (6)
10.5	Restructuring Support Agreement, dated June 30, 2020, among the Company Parties and the Consenting Creditors (7)
10.6*	Form of Retention Letter †
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
 * Filed herewith
** Furnished herewith
† Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2017.
(2) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2017.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 5, 2020.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 1, 2020
(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 8, 2020
(6) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 15, 2020
(7) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 1, 2020.

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

Date: July 2, 2020